Form 10-Q
period 2014-03-31
Waste Connections, Inc.
filed 2014-04-21
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 11, 2014:          123,950,171 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and equivalents	$15,854	$13,591
Accounts receivable, net of allowance for doubtful accounts of $7,004 and $7,348 at March 31, 2014 and December 31, 2013, respectively	228,504	234,001
Deferred income taxes	33,464	41,275
Prepaid expenses and other current assets	31,695	39,638
Total current assets	309,517	328,505

Property and equipment, net	2,454,902	2,450,649
Goodwill	1,674,310	1,675,154
Intangible assets, net	521,294	527,871
Restricted assets	37,990	35,921
Other assets, net	46,208	46,152
	$5,044,221	$5,064,252
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$95,179	$105,394
Book overdraft	12,591	12,456
Accrued liabilities	124,484	119,026
Deferred revenue	71,834	71,917
Current portion of contingent consideration	32,370	30,840
Current portion of long-term debt and notes payable	4,009	5,385
Total current liabilities	340,467	345,018

Long-term debt and notes payable	2,004,865	2,067,590
Long-term portion of contingent consideration	26,551	24,710
Other long-term liabilities	82,543	77,035
Deferred income taxes	503,786	501,692
Total liabilities	2,958,212	3,016,045

Commitments and contingencies (Note 14)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,950,171 and 123,566,487 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,239	1,236
Additional paid-in capital	799,169	796,085
Accumulated other comprehensive loss	(1,764)	(1,869)
Retained earnings	1,282,403	1,247,630
Total Waste Connections’ equity	2,081,047	2,043,082
Noncontrolling interest in subsidiaries	4,962	5,125
Total equity	2,086,009	2,048,207
	$5,044,221	$5,064,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2014	2013
Revenues	$481,710	$449,892
Operating expenses:
Cost of operations	263,061	251,963
Selling, general and administrative	55,647	53,251
Depreciation	55,817	51,649
Amortization of intangibles	6,737	6,438
Gain on disposal of assets	(141)	(322)
Operating income	100,589	86,913

Interest expense	(16,910)	(19,012)
Other income (expense), net	(524)	742
Income before income tax provision	83,155	68,643
Income tax provision	(33,932)	(26,963)
Net income	49,223	41,680
Less: Net income attributable to noncontrolling interests	(208)	(124)
Net income attributable to Waste Connections	$49,015	$41,556
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.40	$0.34
Diluted	$0.39	$0.34
Shares used in the per share calculations:
Basic	123,963,001	123,380,799
Diluted	124,714,097	123,904,929

Cash dividends per common share	$0.115	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2014	2013
Net income	$49,223	$41,680

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,068	1,379
Fuel hedge amounts reclassified into cost of operations	(323)	-
Changes in fair value of interest rate swaps	(294)	(39)
Changes in fair value of the fuel hedge	(285)	591
Other comprehensive income, before tax	166	1,931
Income tax expense related to items of other comprehensive income	(61)	(733)
Other comprehensive income, net of tax	105	1,198
Comprehensive income	49,328	42,878
Less: Comprehensive income attributable to noncontrolling interests	(208)	(124)
Comprehensive income attributable to Waste Connections	$49,120	$42,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2014

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2013	123,566,487	$1,236	$796,085	$(1,869)	$1,247,630	$5,125	$2,048,207
Vesting of restricted stock units	493,623	5	(5)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(156,902)	(2)	(6,669)	-	-	-	(6,671)
Equity-based compensation	-	-	4,169	-	-	-	4,169
Exercise of stock options and warrants	46,963	-	529	-	-	-	529
Excess tax benefit associated with equity-based compensation	-	-	5,060	-	-	-	5,060
Cash dividends on common stock	-	-	-	-	(14,242)	-	(14,242)
Amounts reclassified into earnings, net of taxes	-	-	-	459	-	-	459
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(354)	-	-	(354)
Distributions to noncontrolling interests	-	-	-	-	-	(371)	(371)
Net income	-	-	-	-	49,015	208	49,223
Balances at March 31, 2014	123,950,171	$1,239	$799,169	$(1,764)	$1,282,403	$4,962	$2,086,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2013

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2012	123,019,494	$1,230	$779,904	$(6,165)	$1,103,188	$4,973	$1,883,130
Vesting of restricted stock units	470,559	4	(4)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(148,219)	(1)	(5,279)	-	-	-	(5,280)
Equity-based compensation	-	-	3,594	-	-	-	3,594
Exercise of stock options and warrants	76,778	1	760	-	-	-	761
Excess tax benefit associated with equity-based compensation	-	-	2,098	-	-	-	2,098
Cash dividends on common stock	-	-	-	-	(12,310)	-	(12,310)
Amounts reclassified into earnings, net of taxes	-	-	-	852	-	-	852
Changes in fair value of cash flow hedges, net of taxes	-	-	-	346	-	-	346
Distributions to noncontrolling interests	-	-	-	-	-	(198)	(198)
Net income	-	-	-	-	41,556	124	41,680
Balances at March 31, 2013	123,418,612	$1,234	$781,073	$(4,967)	$1,132,434	$4,899	$1,914,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$49,223	$41,680
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets	(141)	(322)
Depreciation	55,817	51,649
Amortization of intangibles	6,737	6,438
Deferred income taxes, net of acquisitions	9,844	16,524
Amortization of debt issuance costs	808	858
Equity-based compensation	4,169	3,594
Interest income on restricted assets	(103)	(113)
Interest accretion	1,213	1,293
Excess tax benefit associated with equity-based compensation	(5,060)	(2,098)
Net change in operating assets and liabilities, net of acquisitions	22,450	13,455
Net cash provided by operating activities	144,957	132,958

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(27,215)	-
Proceeds from adjustment to acquisition consideration	843	18,000
Capital expenditures for property and equipment	(35,592)	(36,905)
Proceeds from disposal of assets	1,312	723
Increase in restricted assets, net of interest income	(1,966)	-
Other	91	(926)
Net cash used in investing activities	(62,527)	(19,108)

Cash flows from financing activities:
Proceeds from long-term debt	65,000	26,500
Principal payments on notes payable and long-term debt	(129,101)	(134,083)
Payment of contingent consideration recorded at acquisition date	(506)	(229)
Change in book overdraft	135	(17)
Proceeds from option and warrant exercises	529	761
Excess tax benefit associated with equity-based compensation	5,060	2,098
Payments for cash dividends	(14,242)	(12,310)
Tax withholdings related to net share settlements of restricted stock units	(6,671)	(5,280)
Distributions to noncontrolling interests	(371)	(198)
Debt issuance costs	-	(24)
Net cash used in financing activities	(80,167)	(122,782)

Net increase (decrease) in cash and equivalents	2,263	(8,932)
Cash and equivalents at beginning of period	13,591	23,212
Cash and equivalents at end of period	$15,854	$14,280

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$2,939	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2014 and 2013.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2.	NEW ACCOUNTING STANDARDS

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

3.	LANDFILL ACCOUNTING

At March 31, 2014, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, six exploration and production (“E&P”) waste landfills, which only accept E&P waste, seven non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste, and two development stage landfills. At March 31, 2014, the Company’s developed and operational landfills consisted of 44 owned landfills, six landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $1,638,759 at March 31, 2014.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at five of the six landfills that it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Based on remaining permitted capacity as of March 31, 2014, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 35 years.  As of March 31, 2014, the Company is seeking to expand permitted capacity at nine of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 43 years, with lives ranging from approximately 2 to 192 years.

During the three months ended March 31, 2014 and 2013, the Company expensed $19,071 and $18,399, respectively, or an average of $4.20 and $4.22 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and five of the six landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2014 and 2013 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2013 and 2012.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2014 and 2013. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the three months ended March 31, 2014 and 2013, the Company expensed $823 and $707, respectively, or an average of $0.18 and $0.16 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2013 to March 31, 2014:

Final capping, closure and post-closure liability at December 31, 2013	$50,128
Adjustments to final capping, closure and post-closure liabilities	2,526
Liabilities incurred	1,075
Accretion expense associated with landfill obligations	823
Closure payments	(2)
Final capping, closure and post-closure liability at March 31, 2014	$54,550

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of the following changes at some of the Company’s landfills: increases in estimated future closure expenditures, changes in engineering estimates of total site capacities and increases in estimated annual tonnage consumption. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2014, $35,530 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Revolver under credit facility, bearing interest ranging from 1.65% to 3.75%*	$685,000	$727,100
Term loan facility, bearing interest ranging from 2.03% to 2.04%*	680,000	700,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.06% to 0.15%*	32,825	33,030
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	11,049	12,845
	2,008,874	2,072,975
Less – current portion	(4,009)	(5,385)
	$2,004,865	$2,067,590

____________________

*Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2014.

5.	ACQUISITIONS

During the three months ended March 31, 2014, the Company acquired Screwbean Landfill, LLC (“Screwbean”), which owns land and permits to construct and operate an E&P waste facility, and S.A. Dunn & Company, LLC (“Dunn”), which owns land and permits to construct and operate an MSW landfill, for aggregate total cash consideration of $27,020 and contingent consideration of $2,923. The Company did not acquire any businesses during the three months ended March 31, 2013.

Contingent consideration represents the fair value of up to $3,000 of amounts payable to the former Dunn owners based on the successful modification of site construction permits that would enable increased capacity at the landfill. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligations are expected to be settled, and applying discount rates ranging from 2.4% to 2.7%.

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

During the three months ended March 31, 2014 and 2013, the Company incurred $258 and $473, respectively, of acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$196,110	$(47,022)	$149,088
Customer lists	152,537	(64,472)	88,065
Permits and non-competition agreements	41,369	(10,871)	30,498
	390,016	(122,365)	267,651
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$643,659	$(122,365)	$521,294

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$196,110	$(45,114)	$150,996
Customer lists	152,378	(59,950)	92,428
Permits and non-competition agreements	41,369	(10,565)	30,804
	389,857	(115,629)	274,228
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$643,500	$(115,629)	$527,871

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2014	$26,661
For the year ending December 31, 2015	$26,011
For the year ending December 31, 2016	$22,058
For the year ending December 31, 2017	$20,087
For the year ending December 31, 2018	$19,134

7.	SEGMENT REPORTING

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Company manages its operations through three geographic operating segments (Western, Central and Eastern) and its E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. The Company’s three geographic operating segments and its E&P segment comprise the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  The Company’s Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P segment is comprised of the Company’s E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, gain (loss) on disposal of assets and other income (expense).  EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of EBITDA to Income before income tax provision is included at the end of this Note 7.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2014 and 2013, is shown in the following tables:

Three Months Ended March 31, 2014	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$217,603	$(22,248)	$195,355	$62,492
Central	143,384	(14,317)	129,067	45,843
Eastern	109,367	(18,041)	91,326	27,137
E&P	70,306	(4,344)	65,962	31,479
Corporate(a)	-	-	-	(3,949)
	$540,660	$(58,950)	$481,710	$163,002

Three Months Ended March 31, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$216,345	$(23,194)	$193,151	$58,576
Central	127,963	(13,370)	114,593	40,238
Eastern	105,430	(17,660)	87,770	25,881
E&P	57,021	(2,643)	54,378	22,587
Corporate(a)	-	-	-	(2,604)
	$506,759	$(56,867)	$449,892	$144,678

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following tables show changes in goodwill during the three months ended March 31, 2014 and 2013, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2013	$372,915	$459,054	$380,570	$462,615	$1,675,154
Goodwill adjustments	-	(843)	(1)	-	(844)
Balance as of March 31, 2014	$372,915	$458,211	$380,569	$462,615	$1,674,310

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2012	$373,143	$430,412	$380,561	$452,441	$1,636,557
Goodwill transferred	-	(9,196)	-	9,196	-
Goodwill acquired	-	1	24	757	782
Balance as of March 31, 2013	$373,143	$421,217	$380,585	$462,394	$1,637,339

The Company has no accumulated impairment losses associated with goodwill.

A reconciliation of the Company’s primary measure of segment profitability (EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended March 31,
	2014	2013
Western segment EBITDA	$62,492	$58,576
Central segment EBITDA	45,843	40,238
Eastern segment EBITDA	27,137	25,881
E&P segment EBITDA	31,479	22,587
Subtotal reportable segments	166,951	147,282
Unallocated corporate overhead	(3,949)	(2,604)
Depreciation	(55,817)	(51,649)
Amortization of intangibles	(6,737)	(6,438)
Gain on disposal of assets	141	322
Interest expense	(16,910)	(19,012)
Other income (expense), net	(524)	742
Income before income tax provision	$83,155	$68,643

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended March 31,
	2014	2013
Solid waste collection	$306,003	$293,144
Solid waste disposal and transfer	135,563	122,772
E&P waste treatment, recovery and disposal	73,318	59,931
Solid waste recycling	14,904	18,794
Intermodal and other	10,872	12,118
	540,660	506,759
Less: intercompany elimination	(58,950)	(56,867)
Total revenues	$481,710	$449,892

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the condensed consolidated balance sheet at fair value.  All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive loss (“AOCL”) until the hedged item is recognized in earnings.  The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings.  The Company classifies cash inflows and outflows from derivatives within operating activities in the Condensed Consolidated Statements of Cash Flows.

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

At March 31, 2014, the Company’s derivative instruments included two interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

At March 31, 2014, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2014, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities(a)	$(3,125)
			Other long-term liabilities	(1,327)

Fuel hedge	Prepaid expenses and other current assets(b)	$1,021
	Other assets, net	570
Total derivatives designated as cash flow hedges		$1,591		$(4,452)

____________________

(a)    Represents the estimated amount of the existing unrealized losses on interest rate swaps as of March 31, 2014 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)    Represents the estimated amount of the existing unrealized gains on the fuel hedge as of March 31, 2014 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2013, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps			Accrued liabilities	$(3,373)
			Other long-term liabilities	(1,853)
Fuel hedge	Prepaid expenses and other current assets	$1,304
	Other assets, net	895
Total derivatives designated as cash flow hedges		$2,199		$(5,226)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the three months ended March 31, 2014 and 2013:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013
Interest rate swaps	$(176)	$(18)	Interest expense	$658	$852
Fuel hedge	(178)	364	Cost of operations	(199)	-
Total	$(354)	$346		$459	$852

___________________

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

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contract.  There was no significant ineffectiveness recognized on the fuel hedge during the three months ended March 31, 2014 and 2013.

See Note 12 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income and AOCL.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge.  As of March 31, 2014 and December 31, 2013, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2014 and December 31, 2013, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2014 and December 31, 2013, are as follows:

	Carrying Value at		Fair Value* at
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
6.22% Senior Notes due 2015	$175,000	$175,000	$187,588	$187,206
3.30% Senior Notes due 2016	$100,000	$100,000	$103,395	$102,066
4.00% Senior Notes due 2018	$50,000	$50,000	$52,849	$50,992
5.25% Senior Notes due 2019	$175,000	$175,000	$193,325	$185,037
4.64% Senior Notes due 2021	$100,000	$100,000	$106,704	$100,341

______________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedge and restricted assets, refer to Note 11.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$49,015	$41,556

Denominator:
Basic shares outstanding	123,963,001	123,380,799
Dilutive effect of stock options and warrants	137,594	202,115
Dilutive effect of restricted stock units	613,502	322,015
Diluted shares outstanding	124,714,097	123,904,929

For the three months ended March 31, 2014 and 2013, all outstanding stock options and warrants were dilutive and included in the computation of diluted earnings per share.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.76 to $4.00 at March 31, 2014 and from $3.79 to $4.00 at December 31, 2013. The weighted average DOE index curve used in the DCF model was $3.84 and $3.91 at March 31, 2014 and December 31, 2013, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, were as follows:

	Fair Value Measurement at March 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(4,452)	$-	$(4,452)	$-
Fuel hedge derivative instrument – net asset position	$1,591	$-	$-	$1,591
Restricted assets	$34,873	$34,873	$-	$-

	Fair Value Measurement at December 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(5,226)	$-	$(5,226)	$-
Fuel hedge derivative instrument – net asset position	$2,199	$-	$-	$2,199
Restricted assets	$32,782	$32,782	$-	$-

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2014:

Level 3 Derivatives
Balance as of December 31, 2013	$2,199
Realized gains included in earnings	(323)
Unrealized losses included in AOCL	(285)
Balance as of March 31, 2014	$1,591

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2013:

Level 3 Derivatives
Balance as of December 31, 2012	$1,187
Unrealized gains included in AOCL	591
Balance as of March 31, 2013	$1,778

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2014 and 2013, are as follows:

	Three months ended March 31, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,068	$(410)	$658
Fuel hedge amounts reclassified into cost of operations	(323)	124	(199)
Changes in fair value of interest rate swaps	(294)	118	(176)
Changes in fair value of fuel hedge	(285)	107	(178)
	$166	$(61)	$105

	Three months ended March 31, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,379	$(527)	$852
Changes in fair value of interest rate swaps	(39)	21	(18)
Changes in fair value of fuel hedge	591	(227)	364
	$1,931	$(733)	$1,198

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,357	$(3,226)	$(1,869)
Amounts reclassified into earnings	(199)	658	459
Changes in fair value	(178)	(176)	(354)
Balance at March 31, 2014	$980	$(2,744)	$(1,764)

See Note 8 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13.	STOCKHOLDERS' EQUITY

Stock-Based Compensation

Restricted Stock Units

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan during the three month period ended March 31, 2014, is presented below:

Unvested Shares
Outstanding at December 31, 2013	1,299,466
Granted	491,405
Forfeited	(12,928)
Vested and Issued	(482,958)
Vested and Unissued	(70,422)
Outstanding at March 31, 2014	1,224,563

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the three month period ended March 31, 2014 was $42.41.

Performance-Based Restricted Stock Units

In January 2014, the Company’s Board of Directors adopted the 2014 Incentive Award Plan, subject to stockholder approval, which allows for the issuance of performance-based restricted stock units (“PBRSUs”), among other types of awards.  The vesting of the PBRSUs is dependent on the Company’s performance against pre-established performance targets. The PBRSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is determined.  At the end of the performance period, the number of shares awarded can range from 0% to 150% of the original granted amount, depending on the performance against the pre-established targets.

A summary of activity related to PBRSU’s during the three month period ended March 31, 2014, is presented below:

Unvested Shares
Outstanding at December 31, 2013	-
Granted	54,723
Forfeited	-
Vested	-
Outstanding at March 31, 2014	54,723

The weighted average grant-date fair value per share for the shares of common stock underlying the PBRSUs granted during the three month period ended March 31, 2014 was $42.33.  The Compensation Committee of the Company’s Board of Directors will determine the achievement of performance results and corresponding vesting of PBRSUs for each three-year performance period. The three-year performance period for the PBRSU’s granted during the three month period ended March 31, 2014 ends on December 31, 2016.

PBRSUs have no voting rights.  PBRSUs are payable to an employee (or his beneficiary), subject to pro-rata vesting, upon death, disability, involuntary termination other than for cause, and voluntary termination for good reason in cases where an underlying employment agreement provides for such rights, and are subject to forfeiture in the event of other voluntary or for-cause termination. PBRSUs may also become payable to an employee pursuant to certain change in control provisions depending on whether the PBRSUs are assumed by the acquirer immediately following the change in control.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Compensation expense associated with our outstanding PBRSUs is measured using the fair value of our common stock and is based on our estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized ratably over the performance period. Compensation expense is only recognized for those awards that we expect to vest, which we estimate based upon an assessment of the probability that the performance criteria will be achieved. We assumed a forfeiture rate of 0%.

Deferred Restricted Stock Units

Certain recipients of the Company’s restricted stock unit awards (“RSUs”) who participate in the Company’s Nonqualified Deferred Compensation Plan may elect to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs shares of the Company’s common stock underlying the deferred RSUs. At March 31, 2014 and 2013, we had 223,752 and 163,995 vested deferred RSUs outstanding, respectively.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the three months ended March 31, 2014 and 2013, the Company did not repurchase any shares of its common stock. As of March 31, 2014, the remaining maximum dollar value of shares available for repurchase under the program was approximately $415,960.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2013, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.10 to $0.115 per share. Cash dividends of $14,242 and $12,310 were paid during the three months ended March 31, 2014 and 2013, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of March 31, 2014, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

At March 31, 2014, the Company had $11,778 of capitalized expenditures related to this landfill development project.  Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in mid to late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.  Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in mid to late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Solano County, California Landfill Expansion Litigation

On December 17, 2010, Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for the expansion of the Potrero Hills Landfill, alleging that the approval is contrary to the Suisun Marsh Protection Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. The Company’s subsidiary, Potrero Hills Landfill, Inc. (“PHLF”), owns and operates the Potrero Hills Landfill. The San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court. On November 29, 2012, the Superior Court issued an order finding that the administrative record before BCDC did not contain sufficient evidence regarding net profits for the proposed project or the alternative to support the agency’s finding that the alternative was economically infeasible. The Superior Court therefore issued a writ of mandamus and final judgment on January 14, 2013, setting aside the BCDC permit and remanding it back to the agency for further consideration. Both the Company and BCDC filed notices of appeal, staying execution of the writ and judgment pending the appeal. The Court of Appeal held oral argument on the appeal on February 4, 2014, and took the matter under submission. The County of Solano, Suisun Resource Conservation District, California Refuse Recycling Council and Napa-Vallejo Waste Management Authority each filed amici briefs in this case on behalf of Appellants BCDC and the Company. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

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

On February 7, 2012, the County issued a Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012. The lawsuit followed on March 5, 2012. MDSI answered the complaint and asserted a claim against the County for wrongful termination of the contracts. On October 31, 2012, MDSI ceased providing services and vacated the County premises. The case is set for trial in Fresno in September 2014.

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

15.	SUBSEQUENT EVENT

On April 17, 2014, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.115 per share on the Company’s common stock.  The dividend will be paid on May 15, 2014, to stockholders of record on the close of business on May 1, 2014.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Our results are vulnerable to economic conditions;

•	Our industry is highly competitive and includes larger and better capitalized companies, companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	Our E&P waste business depends on the level of drilling and production activity in the basins in which we operate and the willingness of E&P companies to outsource their waste services activities;

•	We have limited experience in running an E&P waste treatment, recovery and disposal business;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose volume;

•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;

•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Increases in labor costs could impact our financial results;

•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;

•	Labor union activity could divert management attention and adversely affect our operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	Our financial results could be adversely affected by impairments of goodwill or indefinite-lived intangibles;

•	We may incur charges related to capitalized expenditures of landfill development projects, which would decrease our earnings;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas production by our customers, which could adversely impact our business;

•	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills; and

•	Alternatives to landfill disposal may cause our revenues and operating results to decline.

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

As of March 31, 2014, we served residential, commercial, industrial and E&P customers in 31 states:  Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of March 31, 2014, we owned or operated a network of 148 solid waste collection operations; 66 transfer stations; seven intermodal facilities, 36 recycling operations, 55 active MSW, E&P and/or non-MSW landfills, 20 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities, 20 oil recovery facilities and two development stage landfills.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2014		2013
Revenues	$481,710	100.0%	$449,892	100.0%
Cost of operations	263,061	54.6	251,963	56.0
Selling, general and administrative	55,647	11.6	53,251	11.9
Depreciation	55,817	11.6	51,649	11.5
Amortization of intangibles	6,737	1.4	6,438	1.4
Gain on disposal of assets	(141)	(0.1)	(322)	(0.1)
Operating income	100,589	20.9	86,913	19.3

Interest expense	(16,910)	(3.5)	(19,012)	(4.2)
Other income (expense), net	(524)	(0.1)	742	0.2
Income tax provision	(33,932)	(7.0)	(26,963)	(6.0)
Net income attributable to noncontrolling interests	(208)	(0.1)	(124)	(0.1)
Net income attributable to Waste Connections	$49,015	10.2%	$41,556	9.2%

Revenues.  Total revenues increased $31.8 million, or 7.1%, to $481.7 million for the three months ended March 31, 2014, from $449.9 million for the three months ended March 31, 2013.

During the three months ended March 31, 2014, incremental revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2013, increased revenues by approximately $6.5 million. Operations divested during, or subsequent to, the three months ended March 31, 2013, decreased revenues by approximately $3.7 million.

During the three months ended March 31, 2014, the net increase in prices charged to our customers was $11.6 million, consisting of $11.3 million of core price increases and $0.3 million of fuel, materials and environmental surcharges.

During the three months ended March 31, 2014, volume increases in our existing business increased solid waste revenues and E&P revenues by $9.7 million and $11.6 million, respectively. The increase in solid waste volumes was primarily attributable to increases in transfer station volumes, landfill MSW volumes, landfill special waste projects and roll off collection resulting from increased construction and general economic activity in our markets. The increase in E&P volumes was primarily attributable to $2.7 million of revenue from new facilities opened subsequent to March 31, 2013 and $8.9 million of volume increases at facilities owned and operated in each of the comparable periods.

During the three months ended March 31, 2014, the closure of a recycling operation in our Western segment and decreased recyclable commodity prices, primarily due to decreased overseas demand for recyclable commodities, decreased revenues by $2.7 million.

Other revenues decreased by $1.2 million during the three months ended March 31, 2014, primarily due to a decrease in cargo volume at our intermodal operations due primarily to the loss of a large intermodal customer.

Cost of Operations.  Total cost of operations increased $11.1 million, or 4.4%, to $263.1 million for the three months ended March 31, 2014, from $252.0 million for the three months ended March 31, 2013.  The increase was primarily the result of an increase in labor expenses of $3.5 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $2.5 million due to increased landfill and E&P volumes that require us to transport the waste to our disposal sites, an increase in taxes on revenues of $2.3 million due to both increased revenues and an adjustment recorded during the three months ended March 31, 2013 that decreased taxes on revenues expense during the period, an increase in third-party disposal expense of $2.1 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.0 million due to variability in the timing and severity of major repairs, an increase in fuel expense of $0.5 million resulting from the net impact of an increase in total diesel fuel gallons consumed, less a decrease in diesel fuel retail prices in certain markets, an increase in operating supplies of $0.5 million to treat waste at our E&P facilities and $0.8 million of other net increases, partially offset by a decrease in rail transportation expenses at our intermodal operations of $0.9 million due to decreased rail cargo volume primarily associated with the loss of a large customer, a decrease in equipment rental expense of $0.7 million resulting from capital purchases replacing certain equipment that was previously rented and a decrease in the cost of recyclable commodities of $0.5 million due to declines in commodity prices and decreased commodity volumes resulting from the closure of one of our recyclable processing centers subsequent to March 31, 2013.

Cost of operations as a percentage of revenues decreased 1.4 percentage points to 54.6% for the three months ended March 31, 2014, from 56.0% for the three months ended March 31, 2013.  The decrease as a percentage of revenues was comprised of a 0.3 percentage point decrease from leveraging direct labor headcount to support increases in revenues, a 0.3 percentage point decrease from a decrease in rail transportation expenses at our intermodal operations, a 0.3 percentage point decrease from lower equipment rental expenses, a 0.2 percentage point decrease from lower fuel expenses, a 0.2 percentage point decrease from the divesture of operations that had lower gross margins than our company average, a 0.2 percentage point decrease from lower expenses to purchase recyclable commodities, and a 0.2 percentage point decrease from all other net changes, partially offset by a 0.3 increase from higher third-party trucking expenses.

SG&A.  SG&A expenses increased $2.3 million, or 4.5%, to $55.6 million for the three months ended March 31, 2014, from $53.3 million for the three months ended March 31, 2013.  The increase was primarily the result of an increase in accrued cash incentive compensation expense of $1.5 million resulting from the achievement of certain financial targets in the current period, an increase in payroll and payroll-related expenses of $0.8 million primarily related to annual compensation increases and an increase in recurring equity-based compensation expense associated with our annual grant of restricted stock unit awards to our personnel of $0.6 million due to an increase in the number of personnel receiving restricted stock unit awards, partially offset by a decrease in deferred compensation expense of $0.6 million due to the three months ended March 31, 2013 requiring a larger increase in deferred compensation liabilities to employees as a result of increases in the market value of investments to which employee deferred compensation balances are tracked.

SG&A expenses as a percentage of revenues decreased 0.3 percentage points to 11.6% for the three months ended March 31, 2014, from 11.9% for the three months ended March 31, 2013.  The decrease as a percentage of revenues was comprised of a 0.4 percentage point decrease from leveraging existing administrative functions to support increases in revenues and a 0.1 percentage point decrease resulting from decreased deferred compensation expense, partially offset by a 0.2 percentage point increase from increased cash incentive compensation expense.

Depreciation.  Depreciation expense increased $4.2 million, or 8.1%, to $55.8 million for the three months ended March 31, 2014, from $51.6 million for the three months ended March 31, 2013.  The increase was primarily attributable to an increase in depreciation expense of $3.6 million associated with additions to our fleet and equipment purchased to support our existing operations, an increase in depletion expense of $0.5 million due primarily to an increase in volumes at our existing landfill operations and $0.1 million of depreciation during the three months ended March 31, 2014 from acquisitions closed during, or subsequent to, the three months ended March 31, 2013, partially offset by decreases in per ton depletion rates at certain landfills due to changes in engineering estimates.

Depreciation expense as a percentage of revenues increased 0.1 percentage points to 11.6% for the three months ended March 31, 2014, from 11.5% for the three months ended March 31, 2013. The increase as a percentage of revenues was comprised of a 0.3 percentage point increase in depreciation expense due to additions to our fleet and equipment, partially offset by a 0.2 percentage point decrease in depletion expense due to decreases in per ton depletion rates at certain landfills due to changes in engineering estimates.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.3 million, or 4.6%, to $6.7 million for the three months ended March 31, 2014, from $6.4 million for the three months ended March 31, 2013. The increase was primarily attributable to $0.5 million of additional amortization expense during the three months ended March 31, 2014 from acquisitions closed during, or subsequent to, the three months ended March 31, 2013, partially offset by a decrease in amortization expense of $0.2 million resulting from certain intangible assets becoming fully amortized subsequent to the three months ended March 31, 2013.

Amortization expense as a percentage of revenues was unchanged at 1.4% for the three months ended March 31, 2014 and 2013.

Gain on Disposal of Assets. Gain on disposal of assets decreased $0.2 million, to $0.1 million for the three months ended March 31, 2014, from $0.3 million for the three months ended March 31, 2013. On an aggregate basis, assets disposed during the three months ended March 31, 2014 had a higher book carrying value relative to sales proceeds compared to assets disposed during the three months ended March 31, 2013.

Operating Income.  Operating income increased $13.7 million, or 15.7%, to $100.6 million for the three months ended March 31, 2014, from $86.9 million for the three months ended March 31, 2013.  The increase was attributable to the $31.8 million increase in revenues, partially offset by the $11.1 million increase in operating costs, $4.2 million increase in depreciation expense, $2.3 million increase in SG&A expense, $0.3 million increase in amortization of intangibles expense and $0.2 million decrease in gain on disposal of assets.

Operating income as a percentage of revenues increased 1.6 percentage points to 20.9% for the three months ended March 31, 2014, from 19.3% for the three months ended March 31, 2013.  The increase as a percentage of revenues was comprised of a 1.4 percentage point decrease in cost of operations and a 0.3 percentage point decrease in SG&A expense, partially offset by a 0.1 percentage point increase in depreciation expense.

Interest Expense.  Interest expense decreased $2.1 million, or 11.1%, to $16.9 million for the three months ended March 31, 2014, from $19.0 million for the three months ended March 31, 2013, due to the following changes for the comparable periods in 2013 and 2014: a decrease of $0.5 million due to a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings under our term loan facility as a result of an amendment to the term loan facility entered into in May 2013, a decrease of $1.0 million due to a reduction in the average outstanding balances on our senior revolving credit facility and term loan facility, a decrease of $0.4 million due to the expiration in February 2014 of a $175 million interest rate swap with a fixed rate of 2.85% and the commencement of a new $175 million interest rate swap with a fixed rate of 1.60% and a decrease of $0.2 million resulting from a decrease in interest accretion expense recorded on liability-classified contingent consideration arrangements that were settled or became fully accrued subsequent to March 31, 2013.

Other Income (Expense), Net.  Other income (expense), net, decreased $1.2 million, to an expense total of $0.5 million for the three months ended March 31, 2014, from an income total of $0.7 million for the three months ended March 31, 2013. The decrease was primarily attributable to $0.6 million of increases to the fair value of amounts payable under liability-classified contingent consideration arrangements, a decrease in investment income of $0.4 million and $0.2 million of other expense increases.

Income Tax Provision.  Income taxes increased $6.9 million, or 25.8%, to $33.9 million for the three months ended March 31, 2014, from $27.0 million for the three months ended March 31, 2013, as a result of increased pre-tax income and a non-recurring adjustment in deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act that increased our income tax expense and our effective tax rate during the three months ended March 31, 2014 by $1.2 million and 1.5 percentage points, respectively.

Our effective tax rates for the three months ended March 31, 2014 and 2013, were 40.8% and 39.3%, respectively.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended March 31,
	2014		2013
Solid waste collection	$306,003	56.6%	$293,144	57.9%
Solid waste disposal and transfer	135,563	25.1	122,772	24.2
E&P waste treatment, recovery and disposal	73,318	13.6	59,931	11.8
Solid waste recycling	14,904	2.7	18,794	3.7
Intermodal and other	10,872	2.0	12,118	2.4
	540,660	100.0%	506,759	100.0%
Less: intercompany elimination	(58,950)		(56,867)
Total revenue	$481,710		$449,892

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

We manage our operations through three geographic operating segments (Western, Central and Eastern) and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. Our three geographic operating segments and our E&P segment comprise our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Our Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P segment is comprised of our E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2014		2013
Western	$195,355	40.5%	$193,151	42.9%
Central	129,067	26.8	114,593	25.5
Eastern	91,326	19.0	87,770	19.5
E&P	65,962	13.7	54,378	12.1
	$481,710	100.0%	$449,892	100.0%

EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2014		2013
Western	$62,492	13.0%	$58,576	13.0%
Central	45,843	9.5	40,238	8.9
Eastern	27,137	5.6	25,881	5.8
E&P	31,479	6.5	22,587	5.0
Corporate(a)	(3,949)	(0.8)	(2,604)	(0.5)
	$163,002	33.8%	$144,678	32.2%

____________________

(a)         Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the four operating segments.

A reconciliation of EBITDA to Income before income tax provision is included in Note 7 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and EBITDA for our reportable segments for the three month periods ended March 31, 2014, compared to the three month periods ended March 31, 2013, are discussed below:

Segment Revenue

Revenue in our Western segment increased $2.2 million, or 1.1%, to $195.4 million for the three months ended March 31, 2014, from $193.2 million for the three months ended March 31, 2013.  The components of the increase consisted of volume increases of $4.3 million primarily in our residential collection, roll off collection and solid waste landfills, net price increases of $3.3 million, revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2013, of $0.2 million and other revenue increases of $0.1 million, partially offset by recyclable commodity sales decreases of $2.1 million due to lower prices for recyclable commodities and the closure of one of our recycling operations, intermodal revenue decreases of $1.3 million due to decreases in cargo volume resulting primarily from the loss of a large intermodal customer and decreases of $2.3 million from divested operations.

Revenue in our Central segment increased $14.5 million, or 12.6%, to $129.1 million for the three months ended March 31, 2014, from $114.6 million for the three months ended March 31, 2013.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2013, of $6.1 million, net price increases of $5.2 million and volume increases of $3.4 million primarily in our roll off collection business, transfer station and solid waste landfills, partially offset by recyclable commodity sales decreases of $0.2 million.

Revenue in our Eastern segment increased $3.5 million, or 4.1%, to $91.3 million for the three months ended March 31, 2014, from $87.8 million for the three months ended March 31, 2013.  The components of the increase consisted of net price increases of $3.1 million, volume increases of $2.0 million primarily in our roll off collection business and solid waste landfills and revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2013, of $0.2 million, partially offset by decreases of $1.4 million from divested operations and recyclable commodity sales decreases of $0.4 million due to lower prices for recyclable commodities.

Revenue in our E&P segment increased $11.6 million, or 21.3%, to $66.0 million for the three months ended March 31, 2014, from $54.4 million for the three months ended March 31, 2013.  The components of the increase consisted of $2.7 million of revenue from new facilities opened subsequent to March 31, 2013 and $8.9 million of volume increases at facilities owned and operated in each of the comparable periods.

Segment EBITDA

EBITDA in our Western segment increased $3.9 million, or 6.7%, to $62.5 million for the three months ended March 31, 2014, from $58.6 million for the three months ended March 31, 2013.  The increase was primarily due to an increase in revenues of $2.2 million, a net $2.2 million decrease in cost of operations and SG&A expenses attributable to divested operations, a decrease in rail transportation expenses at our intermodal operations of $0.9 million due to decreased rail cargo volume primarily associated with the loss of a large customer, a decrease in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to variability in the timing and severity of major repairs in vehicle and equipment repairs and a decrease in the cost of recyclable commodities of $0.5 million due to declines in commodity prices and decreased commodity volumes resulting from the closure of one of our recyclable processing centers subsequent to March 31, 2013, partially offset by an increase in third-party disposal expense of $1.2 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in labor expenses of $0.9 million due primarily to employee pay rate increases and an increase in taxes on revenues of $0.7 million due to increased revenues.

EBITDA in our Central segment increased $5.6 million, or 13.9%, to $45.8 million for the three months ended March 31, 2014, from $40.2 million for the three months ended March 31, 2013.  The increase was primarily due to an increase in revenues of $14.5 million, partially offset by a net $4.0 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $1.3 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $1.1 million due to increased landfill volumes that require us to transport the waste to our disposal sites, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $0.6 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in taxes on revenues of $0.5 million due to increased revenues, an increase in corporate overhead expense allocations of $0.3 million due primarily to revenue growth and $0.2 million of other net increases.

EBITDA in our Eastern segment increased $1.2 million, or 4.9%, to $27.1 million for the three months ended March 31, 2014, from $25.9 million for the three months ended March 31, 2013.  The increase was primarily due to an increase in revenues of $3.5 million and a net $1.3 million decrease in cost of operations and SG&A expenses attributable to divested operations, partially offset by an increase in taxes on revenues of $1.0 million due to both an increase in revenues and a prior year adjustment that decreased taxes on revenues expense, an increase in labor expenses of $0.6 million due primarily to employee pay rate increases, an increase in leachate disposal expenses of $0.6 million at certain landfills we own and operate, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.5 million due to variability in the timing and severity of major repairs, an increase in fuel expense of $0.2 million resulting from the net impact of an increase in total diesel fuel gallons consumed, less a decrease in diesel fuel retail prices, and an increase in third-party disposal expense of $0.2 million due primarily to higher volumes and $0.5 million of other net increases.

EBITDA in our E&P segment increased $8.9 million, or 39.4%, to $31.5 million for the three months ended March 31, 2014, from $22.6 million for the three months ended March 31, 2013.  The increase was primarily due to an increase in revenues of $11.6 million and a decrease in equipment rental expense of $0.9 million resulting from capital purchases replacing certain equipment that was previously rented, partially offset by an increase in third-party trucking and transportation expenses of $1.4 million due to increased volumes that require us to transport the waste to our disposal sites, an increase in labor expenses of $1.1 million due primarily to employee pay rate increases and increased headcount to support new operating facilities, an increase in fuel expense of $0.6 million resulting from of an increase in total diesel fuel gallons consumed and an increase in truck, container, equipment and facility maintenance and repair expenses of $0.5 million due to variability in the timing and severity of major repairs in vehicle and equipment repairs.

EBITDA at Corporate decreased $1.3 million, to a loss of $3.9 million for the three months ended March 31, 2014, from a loss of $2.6 million for the three months ended March 31, 2013.  The increased loss was due to an increase in accrued cash incentive compensation expense of $1.8 million resulting from the achievement of certain financial targets in the current period, an increase in equity-based compensation expense of $0.6 million associated with our annual recurring grant of restricted stock units to our personnel and an increase in payroll expenses of $0.4 million due primarily to employee pay rate increases, partially offset by an increase in revenue-based corporate overhead expense allocations to our segments of $0.6 million due primarily to our volume growth, a decrease in deferred compensation expense of $0.6 million due to the three months ended March 31, 2013 requiring a larger increase in deferred compensation liabilities to employees as a result of increases in the market value of investments to which employee deferred compensation balances are tracked and $0.3 million of other net decreases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three month periods ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$144,957	$132,958
Net cash used in investing activities	(62,527)	(19,108)
Net cash used in financing activities	(80,167)	(122,782)
Net increase (decrease) in cash and equivalents	2,263	(8,932)
Cash and equivalents at beginning of period	13,591	23,212
Cash and equivalents at end of period	$15,854	$14,280

Operating Activities Cash Flows

For the three months ended March 31, 2014, net cash provided by operating activities was $145.0 million.  For the three months ended March 31, 2013, net cash provided by operating activities was $133.0 million.  The $12.0 million increase was due primarily to the following:

1)	An increase in net income of $7.5 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $9.0 million. Cash provided by operating assets and liabilities was $22.5 million and $13.5 million for the three months ended March 31, 2014 and 2013, respectively. The significant components of the $22.5 million in net cash inflows from changes in operating assets and liabilities for the three months ended March 31, 2014, include the following:
a)	an increase in cash resulting from an increase in accrued liabilities of $10.8 million due primarily to an increase in accrued income taxes due to low cash tax payment requirements during the three months ended March 31, 2014 and an increase in accrued interest due to the timing of interest payments on our notes and term loan facility, partially offset by a decrease in accrued cash incentive compensation expense due to the payment of annual cash incentive compensation for 2013 during the three months ended March 31, 2014 and a decrease in accrued payroll due to our pay cycle resulting in one less day of accrual at March 31, 2014;
b)	an increase in cash resulting from a $7.7 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid insurance premiums and a decrease in prepaid income taxes;
c)	an increase in cash resulting from a $6.6 million decrease in accounts receivable due to improved collection results; and
d)	an increase in cash resulting from a $2.2 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions; partially offset by
e)	a decrease in cash resulting from a $4.7 million decrease in accounts payable due primarily to the timing of payments;
2)	An increase in depreciation expense of $4.2 million due primarily to increased depletion expense resulting from higher landfill volumes and increased depreciation expense resulting from increased capital expenditures;
3)	An increase in equity-based compensation expense of $0.6 million attributable to our annual grant of restricted stock units to our personnel during the three months ended March 31, 2014; less

4)	A decrease in our provision for deferred taxes of $6.7 million due primarily to tax deductible timing differences associated with depreciation.

As of March 31, 2014, we had a working capital deficit of $31.0 million, including cash and equivalents of $15.9 million.  Our working capital deficit increased $14.5 million from a deficit of $16.5 million at December 31, 2013, including cash and equivalents of $13.6 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $43.4 million to $62.5 million for the three months ended March 31, 2014, from $19.1 million for the three months ended March 31, 2013.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $27.2 million primarily due to the acquisition of a permitted development stage construction and demolition landfill site and a permitted development stage E&P landfill site during the three months ended March 31, 2014; and
2)	A cash receipt of $18.0 million during the three months ended March 31, 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360; less

3)	A decrease in capital expenditures for property and equipment of $1.3 million due primarily to a decrease in expenditures for vehicles and leasehold improvements, partially offset by an increase in expenditures for new facilities in our E&P segment.

Financing Activities Cash Flows

Net cash used in financing activities decreased $42.6 million to $80.2 million for the three months ended March 31, 2014, from $122.8 million for the three months ended March 31, 2013.  The significant components of the decrease include the following:

1)	A decrease in net repayments of long-term borrowings of $43.5 million due primarily to decreased repayments of our credit facility as a result of the aforementioned increase in payments for acquisitions during the three months ended March 31, 2014 and the cash receipt during the three months ended March 31, 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360; less

2)	An increase in cash dividends paid of $1.9 million due to an increase in our quarterly dividend rate to $0.115 per share for the three months ended March 31, 2014, from a quarterly dividend rate of $0.10 per share for the three months ended March 31, 2013, and an increase in our total common shares outstanding.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of each of March 31, 2014 and 2013, we had repurchased in aggregate 39.9 million shares of our common stock at an aggregate cost of $784.0 million.  As of March 31, 2014, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million. No shares were repurchased under the program during the three months ended March 31, 2014 and 2013.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2013, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.10 to $0.115 per share. Cash dividends of $14.2 million and $12.3 million were paid during the three months ended March 31, 2014 and 2013, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $35.6 million in capital expenditures during the three months ended March 31, 2014.  We expect to make capital expenditures of approximately $200 million in 2014 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2014 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

As of March 31, 2014, we had $685.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $75.0 million.  Our revolving credit facility matures in May 2018.

As of March 31, 2014, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$2,008,874	$4,009	$480,578	$1,231,346	$292,941
Cash interest payments	240,939	61,611	104,916	51,630	22,782
Contingent consideration	75,885	31,416	4,490	4,703	35,276
Final capping, closure and post-closure	657,330	-	3,548	516	653,266

Long-term debt payments include:

1)	$685.0 million in principal payments due May 2018 related to our credit facility. We may elect to draw amounts on our credit facility in either base rate loans or LIBOR loans. At March 31, 2014, all amounts outstanding under the credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus applicable LIBOR margin (approximately 1.65% at March 31, 2014), and swing line loans, which bear interest at the base rate plus applicable base rate margin (approximately 3.75% at March 31, 2014). As of March 31, 2014, our credit facility allowed us to borrow up to $1.2 billion.

2)	$680.0 million in principal payments related to our term loan facility. Outstanding amounts on the term loan facility can be either base rate loans or LIBOR loans. At March 31, 2014, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 2.03% at March 31, 2014). Our term loan facility matures on October 25, 2017.

3)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$32.8 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.10% and 0.14%) at March 31, 2014. The tax-exempt bonds have maturity dates ranging from 2016 to 2033.

9)	$11.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at March 31, 2014, and have maturity dates ranging from 2015 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the LIBOR rate plus the applicable LIBOR margin at March 31, 2014. We assumed the credit facility is paid off when it matures in May 2018.

2)	We calculated cash interest payments on the term loan facility using the LIBOR rate plus the applicable LIBOR margin at March 31, 2014.

3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the term of the credit facility.

Contingent consideration payments include $58.9 million recorded as liabilities in our condensed consolidated financial statements at March 31, 2014, and $17.0 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are not inflated.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$148,581	$18,343	$31,230	$23,805	$75,203
Unconditional purchase obligations	$11,994	$11,994	$-	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At March 31, 2014, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 3.4 million gallons remaining to be purchased for a total of $12.0 million. The current fuel purchase contracts expire on or before December 31, 2014. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $406.5 million and $393.6 million at March 31, 2014 and December 31, 2013, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2014 and 2013, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2014		2013
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	50	4,545	49	4,008
Operated landfills	5	116	5	102
	55	4,661	54	4,110

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the three month periods ended March 31, 2014 and 2013, are calculated as follows (amounts in thousands):

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities	$144,957	$132,958
Plus/less: Change in book overdraft	135	(17)
Plus: Proceeds from disposal of assets	1,312	723
Plus: Excess tax benefit associated with equity-based compensation	5,060	2,098
Less: Capital expenditures for property and equipment	(35,592)	(36,905)
Less: Distributions to noncontrolling interests	(371)	(198)
Adjustments:
Corporate office relocation (a)	-	1,561
Tax effect (b)	-	(58)
Adjusted free cash flow	$115,501	$100,162

(a)      Reflects the addback of third party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.

(b)      The tax effect of the Corporate office relocation is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on disposal of assets, plus other expense, less other income.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three month periods ended March 31, 2014 and 2013, are calculated as follows (amounts in thousands):

	Three months ended March 31,
	2014	2013
Net income	$49,223	$41,680
Plus: Income tax provision	33,932	26,963
Plus: Interest expense	16,910	19,012
Plus: Depreciation and amortization	62,554	58,087
Plus: Closure and post-closure accretion	878	761
Less: Gain on disposal of assets	(141)	(322)
Plus/less: Other expense (income), net	524	(742)
Adjustments:
Plus: Acquisition-related costs (a)	258	473
Plus: Corporate relocation expenses (b)	-	152
Adjusted EBITDA	$164,138	$146,064

(a)      Reflects the addback of acquisition-related transaction costs.

(b)      Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the three month periods ended March 31, 2014 and 2013, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Reported net income attributable to Waste Connections	$49,015	$41,556
Adjustments:
Amortization of intangibles (a)	6,737	6,438
Acquisition-related costs (b)	258	473
Gain on disposal of assets (c)	(141)	(322)
Corporate relocation expenses (d)	-	152
Tax effect (e)	(2,629)	(2,579)
Impact of deferred tax adjustment (f)	1,220	-
Adjusted net income attributable to Waste Connections	$54,460	$45,718

Diluted earnings per common share attributable to Waste Connections’ common stockholders:
Reported net income	$0.39	$0.34
Adjusted net income	$0.44	$0.37

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related transaction costs.
(c)	Reflects the elimination of a gain on disposal of assets.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.
(f)	Reflects the elimination of an increase to the income tax provision associated with an increase in the Company’s deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act on March 31, 2014.

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

At March 31, 2014, our derivative instruments included two interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2014 and December 31, 2013, of $1.073 billion and $1.128 billion, respectively, including floating rate debt under our credit facility, term loan facility and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2014 and December 31, 2013, would decrease our annual pre-tax income by approximately $10.7 million and $11.3 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At March 31, 2014, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2014, we expect to purchase approximately 31.5 million gallons of fuel, of which 22.3 million gallons will be purchased at market prices, 5.6 million gallons will be purchased under our fixed price fuel purchase contracts and 3.6 million gallons are hedged at a fixed price under our fuel hedge agreement. During the nine month period of April 1, 2014 to December 31, 2014, we expect to purchase approximately 16.7 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2014 would decrease our pre-tax income during this period by approximately $1.7 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 36 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2014 and 2013, would have had a $1.4 million and $1.7 million impact on revenues for the three months ended March 31, 2014 and 2013, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASTE CONNECTIONS, INC.

Date: April 21, 2014	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 21, 2014	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Third Amended and Restated Bylaws of the Registrant, effective May 15, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 23, 2009)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

