Form 10-Q
period 2014-06-30
Waste Connections, Inc.
filed 2014-07-21
CIK 1057058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

☑ Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☐Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock: As of July 11, 2014: 124,116,793 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and equivalents	$21,404	$13,591
Accounts receivable, net of allowance for doubtful accounts of $5,678 and $7,348 at June 30, 2014 and December 31, 2013, respectively	254,858	234,001
Deferred income taxes	41,964	41,275
Prepaid expenses and other current assets	30,460	39,638
Total current assets	348,686	328,505

Property and equipment, net	2,446,043	2,450,649
Goodwill	1,675,726	1,675,154
Intangible assets, net	515,176	527,871
Restricted assets	38,171	35,921
Other assets, net	45,434	46,152
	$5,069,236	$5,064,252
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$115,623	$105,394
Book overdraft	12,475	12,456
Accrued liabilities	131,216	119,026
Deferred revenue	77,927	71,917
Current portion of contingent consideration	32,406	30,840
Current portion of long-term debt and notes payable	4,031	5,385
Total current liabilities	373,678	345,018

Long-term debt and notes payable	1,931,262	2,067,590
Long-term portion of contingent consideration	26,867	24,710
Other long-term liabilities	84,699	77,035
Deferred income taxes	509,110	501,692
Total liabilities	2,925,616	3,016,045

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 124,116,793 and 123,566,487 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,241	1,236
Additional paid-in capital	808,849	796,085
Accumulated other comprehensive loss	(2,480)	(1,869)
Retained earnings	1,330,813	1,247,630
Total Waste Connections’ equity	2,138,423	2,043,082
Noncontrolling interest in subsidiaries	5,197	5,125
Total equity	2,143,620	2,048,207
	$5,069,236	$5,064,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$524,693	$489,381	$1,006,402	$939,272
Operating expenses:
Cost of operations	286,950	268,484	550,011	520,447
Selling, general and administrative	56,526	52,903	112,172	106,154
Depreciation	57,105	54,766	112,922	106,414
Amortization of intangibles	6,720	6,211	13,456	12,650
Loss (gain) on disposal of assets	(1,324)	3,445	(1,465)	3,122
Loss on prior corporate office lease	-	10,498	-	10,498
Operating income	118,716	93,074	219,306	179,987

Interest expense	(15,940)	(18,928)	(32,851)	(37,940)
Other income (expense), net	661	(1,706)	137	(965)
Income before income tax provision	103,437	72,440	186,592	141,082
Income tax provision	(40,537)	(28,445)	(74,470)	(55,408)
Net income	62,900	43,995	112,122	85,674
Less: Net income attributable to noncontrolling interests	(236)	(28)	(443)	(151)
Net income attributable to Waste Connections	$62,664	$43,967	$111,679	$85,523
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.50	$0.36	$0.90	$0.69
Diluted	$0.50	$0.35	$0.89	$0.69
Shares used in the per share calculations:
Basic	124,230,572	123,610,969	124,096,619	123,496,519
Diluted	124,848,351	124,080,423	124,781,097	123,993,311

Cash dividends per common share	$0.115	$0.10	$0.23	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$62,900	$43,995	$112,122	$85,674

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	886	1,400	1,954	2,779
Fuel hedge amounts reclassified into cost of operations	(304)	-	(627)	-
Changes in fair value of interest rate swaps	(2,210)	1,863	(2,504)	1,824
Changes in fair value of the fuel hedge	466	(543)	181	48
Other comprehensive income (loss), before tax	(1,162)	2,720	(996)	4,651
Income tax (expense) benefit related to items of other comprehensive income	446	(1,040)	385	(1,774)
Other comprehensive income (loss), net of tax	(716)	1,680	(611)	2,877
Comprehensive income	62,184	45,675	111,511	88,551
Less: Comprehensive income attributable to noncontrolling interests	(236)	(28)	(443)	(151)
Comprehensive income attributable to Waste Connections	$61,948	$45,647	$111,068	$88,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2014

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2013	123,566,487	$1,236	$796,085	$(1,869)	$1,247,630	$5,125	$2,048,207
Vesting of restricted stock units	497,586	5	(5)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(158,182)	(2)	(6,727)	-	-	-	(6,729)
Equity-based compensation	-	-	9,444	-	-	-	9,444
Exercise of stock options and warrants	210,902	2	2,956	-	-	-	2,958
Excess tax benefit associated with equity-based compensation	-	-	7,096	-	-	-	7,096
Cash dividends on common stock	-	-	-	-	(28,496)	-	(28,496)
Amounts reclassified into earnings, net of taxes	-	-	-	818	-	-	818
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(1,429)	-	-	(1,429)
Distributions to noncontrolling interests	-	-	-	-	-	(371)	(371)
Net income	-	-	-	-	111,679	443	112,122
Balances at June 30, 2014	124,116,793	$1,241	$808,849	$(2,480)	$1,330,813	$5,197	$2,143,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2013

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2012	123,019,494	$1,230	$779,904	$(6,165)	$1,103,188	$4,973	$1,883,130
Vesting of restricted stock units	476,603	5	(5)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(150,396)	(1)	(5,361)	-	-	-	(5,362)
Equity-based compensation	-	-	7,446	-	-	-	7,446
Exercise of stock options and warrants	127,059	1	1,329	-	-	-	1,330
Excess tax benefit associated with equity-based compensation	-	-	2,667	-	-	-	2,667
Cash dividends on common stock	-	-	-	-	(24,654)	-	(24,654)
Amounts reclassified into earnings, net of taxes	-	-	-	1,716	-	-	1,716
Changes in fair value of cash flow hedges, net of taxes	-	-	-	1,161	-	-	1,161
Distributions to noncontrolling interests	-	-	-	-	-	(198)	(198)
Net income	-	-	-	-	85,523	151	85,674
Balances at June 30, 2013	123,472,760	$1,235	$785,980	$(3,288)	$1,164,057	$4,926	$1,952,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$112,122	$85,674
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	(1,465)	3,122
Depreciation	112,922	106,414
Amortization of intangibles	13,456	12,650
Deferred income taxes, net of acquisitions	7,114	14,990
Amortization of debt issuance costs	1,594	2,016
Equity-based compensation	9,444	7,446
Interest income on restricted assets	(235)	(196)
Interest accretion	2,427	2,533
Excess tax benefit associated with equity-based compensation	(7,096)	(2,667)
Loss on prior corporate office lease	-	10,498
Net change in operating assets and liabilities, net of acquisitions	29,398	13,043
Net cash provided by operating activities	279,681	255,523

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(29,596)	(1,181)
Proceeds from adjustment to acquisition consideration	843	18,000
Capital expenditures for property and equipment	(83,679)	(87,541)
Proceeds from disposal of assets	5,863	3,622
Increase in restricted assets, net of interest income	(2,015)	(81)
Other	589	(1,140)
Net cash used in investing activities	(107,995)	(68,321)

Cash flows from financing activities:
Proceeds from long-term debt	122,000	93,500
Principal payments on notes payable and long-term debt	(259,682)	(256,732)
Payment of contingent consideration recorded at acquisition date	(542)	(2,743)
Change in book overdraft	18	(90)
Proceeds from option and warrant exercises	2,958	1,330
Excess tax benefit associated with equity-based compensation	7,096	2,667
Payments for cash dividends	(28,496)	(24,654)
Tax withholdings related to net share settlements of restricted stock units	(6,729)	(5,362)
Distributions to noncontrolling interests	(371)	(198)
Debt issuance costs	(125)	(1,920)
Net cash used in financing activities	(163,873)	(194,202)

Net increase (decrease) in cash and equivalents	7,813	(7,000)
Cash and equivalents at beginning of period	13,591	23,212
Cash and equivalents at end of period	$21,404	$16,212

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$3,257	$377

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1.          BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and six month periods ended June 30, 2014 and 2013.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2.          NEW ACCOUNTING STANDARDS

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

Revenue From Contracts With Customers. In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 for public entities, with no early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

Accounting for Share-Based Payment When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3.          LANDFILL ACCOUNTING

At June 30, 2014, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, six exploration and production (“E&P”) waste landfills, which only accept E&P waste, seven non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste, and two development stage landfills. At June 30, 2014, the Company’s developed and operational landfills consisted of 44 owned landfills, six landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $1,627,300 at June 30, 2014.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2014, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 32 years.  As of June 30, 2014, the Company is seeking to expand permitted capacity at nine of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 42 years, with lives ranging from approximately 2 to 192 years.

During the six months ended June 30, 2014 and 2013, the Company expensed $40,036 and $39,225, respectively, or an average of $4.13 and $4.35 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2014 and 2013 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2013 and 2012.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2014 and 2013. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the six months ended June 30, 2014 and 2013, the Company expensed $1,630 and $1,405, respectively, or an average of $0.17 and $0.16 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2013 to June 30, 2014:

Final capping, closure and post-closure liability at December 31, 2013	$50,128
Adjustments to final capping, closure and post-closure liabilities	2,002
Liabilities incurred	1,877
Accretion expense associated with landfill obligations	1,630
Closure payments	(12)
Final capping, closure and post-closure liability at June 30, 2014	$55,625

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

At June 30, 2014, $35,635 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

4.          LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Revolver under credit facility, bearing interest ranging from 1.52% to 3.75%*	$632,000	$727,100
Term loan facility, bearing interest ranging from 1.65% to 2.04%*	660,000	700,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.06% to 0.18%*	32,825	33,030
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	10,468	12,845
	1,935,293	2,072,975
Less – current portion	(4,031)	(5,385)
	$1,931,262	$2,067,590

*Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2014.

On May 15, 2014, the Company entered into an amendment (the “Term Loan Amendment”) to its term loan facility, which changed the range of the additional interest margin applicable to borrowings under the term loan facility from a range of 1.375% to 2.375% to a range of 1.250% to 2.000% with respect to LIBOR borrowings and from a range of 0.375% to 1.375% to a range of 0.250% to 1.000% with respect to base rate borrowings. The Term Loan Amendment also eliminated the Company’s obligation to make principal payments on its term loans prior to maturity and made certain adjustments to the definition of LIBOR.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5.          ACQUISITIONS

During the six months ended June 30, 2014, the Company acquired Screwbean Landfill, LLC (“Screwbean”), which owns land and permits to construct and operate an E&P waste facility, and S.A. Dunn & Company, LLC (“Dunn”), which owns land and permits to construct and operate an MSW landfill, for aggregate total cash consideration of $27,020 and contingent consideration of $2,923. The Company also acquired one individually immaterial non-hazardous solid waste collection business during the six months ended June 30, 2014. The Company acquired three individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2013.

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

During the six months ended June 30, 2014 and 2013, the Company incurred $648 and $806, respectively, of acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

6.          INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$195,887	$(48,686)	$147,201
Customer lists	153,122	(68,981)	84,141
Permits and non-competition agreements	41,369	(11,178)	30,191
	390,378	(128,845)	261,533
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$644,021	$(128,845)	$515,176

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$196,110	$(45,114)	$150,996
Customer lists	152,378	(59,950)	92,428
Permits and non-competition agreements	41,369	(10,565)	30,804
	389,857	(115,629)	274,228
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$643,500	$(115,629)	$527,871

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2014	$26,774
For the year ending December 31, 2015	$26,208
For the year ending December 31, 2016	$22,255
For the year ending December 31, 2017	$20,174
For the year ending December 31, 2018	$19,248

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2014 and 2013, is shown in the following tables:

Three Months Ended June 30, 2014	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$230,904	$(24,635)	$206,269	$63,262
Central	159,918	(18,002)	141,916	48,819
Eastern	120,550	(20,492)	100,058	30,768
E&P	79,756	(3,306)	76,450	40,716
Corporate(a)	-	-	-	(2,348)
	$591,128	$(66,435)	$524,693	$181,217

Three Months Ended June 30, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$229,510	$(26,677)	$202,833	$62,386
Central	147,210	(16,776)	130,434	48,517
Eastern	115,542	(19,817)	95,725	29,029
E&P	63,858	(3,469)	60,389	28,324
Corporate(a)	-	-	-	(262)
	$556,120	$(66,739)	$489,381	$167,994

Six Months Ended June 30, 2014	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$448,506	$(46,882)	$401,624	$125,754
Central	303,302	(32,320)	270,982	94,662
Eastern	229,917	(38,533)	191,384	57,904
E&P	150,062	(7,650)	142,412	72,196
Corporate(a)	-	-	-	(6,297)
	$1,131,787	$(125,385)	$1,006,402	$344,219

Six Months Ended June 30, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$445,856	$(49,872)	$395,984	$120,962
Central	275,173	(30,146)	245,027	88,755
Eastern	220,971	(37,477)	183,494	54,909
E&P	120,879	(6,112)	114,767	50,912
Corporate(a)	-	-	-	(2,867)
	$1,062,879	$(123,607)	$939,272	$312,671

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

(c)    For those items included in the determination of EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the six months ended June 30, 2014 and 2013, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2013	$372,915	$459,054	$380,570	$462,615	$1,675,154
Goodwill acquired	-	1,559	-	-	1,559
Goodwill divested	-	(143)	-	-	(143)
Goodwill adjustments	-	(843)	(1)	-	(844)
Balance as of June 30, 2014	$372,915	$459,627	$380,569	$462,615	$1,675,726

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2012	$373,143	$430,412	$380,561	$452,441	$1,636,557
Goodwill transferred	-	(9,196)	-	9,196	-
Goodwill acquired	521	52	149	881	1,603
Balance as of June 30, 2013	$373,664	$421,268	$380,710	$462,518	$1,638,160

The Company has no accumulated impairment losses associated with goodwill.

A reconciliation of the Company’s primary measure of segment profitability (EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Western segment EBITDA	$63,262	$62,386	$125,754	$120,962
Central segment EBITDA	48,819	48,517	94,662	88,755
Eastern segment EBITDA	30,768	29,029	57,904	54,909
E&P segment EBITDA	40,716	28,324	72,196	50,912
Subtotal reportable segments	183,565	168,256	350,516	315,538
Unallocated corporate overhead	(2,348)	(262)	(6,297)	(2,867)
Depreciation	(57,105)	(54,766)	(112,922)	(106,414)
Amortization of intangibles	(6,720)	(6,211)	(13,456)	(12,650)
Gain (loss) on disposal of assets	1,324	(3,445)	1,465	(3,122)
Loss on prior corporate office lease	-	(10,498)	-	(10,498)
Interest expense	(15,940)	(18,928)	(32,851)	(37,940)
Other income (expense), net	661	(1,706)	137	(965)
Income before income tax provision	$103,437	$72,440	$186,592	$141,082

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Solid waste collection	$322,763	$306,472	$628,766	$599,616
Solid waste disposal and transfer	158,913	153,600	294,476	276,371
E&P waste treatment, recovery and disposal	82,646	66,183	155,964	126,115
Solid waste recycling	14,836	18,610	29,739	37,404
Intermodal and other	11,970	11,255	22,842	23,373
	591,128	556,120	1,131,787	1,062,879
Less: intercompany elimination	(66,435)	(66,739)	(125,385)	(123,607)
Total revenues	$524,693	$489,381	$1,006,402	$939,272

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

At June 30, 2014, the Company’s derivative instruments included seven interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
August 2011	$150,000	0.800%	1-month LIBOR	April 2012	January 2015
December 2011	$175,000	1.600%	1-month LIBOR	February 2014	February 2017
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

At June 30, 2014, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2014, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$316	Accrued liabilities(a)	$(4,340)
			Other long-term liabilities	(1,752)

Fuel hedge	Prepaid expenses and other current assets(b)	1,226
	Other assets, net	527
Total derivatives designated as cash flow hedges		$2,069		$(6,092)

(a)          Represents the estimated amount of the existing unrealized losses on interest rate swaps as of June 30, 2014 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)          Represents the estimated amount of the existing unrealized gains on the fuel hedge as of June 30, 2014 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the three and six months ended June 30, 2014 and 2013:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013
Interest rate swaps	$(1,362)	$1,151	Interest expense	$546	$864
Fuel hedge	287	(335)	Cost of operations	(187)	-
Total	$(1,075)	$816		$359	$864

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013
Interest rate swaps	$(1,539)	$1,132	Interest expense	$1,205	$1,716
Fuel hedge	110	29	Cost of operations	(387)	-
Total	$(1,429)	$1,161		$818	$1,716

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

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contract.  There was no significant ineffectiveness recognized on the fuel hedge during the six months ended June 30, 2014 and 2013.

See Note 12 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge.  As of June 30, 2014 and December 31, 2013, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2014 and December 31, 2013, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2014 and December 31, 2013, are as follows:

	Carrying Value at		Fair Value* at
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
6.22% Senior Notes due 2015	$175,000	$175,000	$185,802	$187,206
3.30% Senior Notes due 2016	$100,000	$100,000	$103,177	$102,066
4.00% Senior Notes due 2018	$50,000	$50,000	$52,937	$50,992
5.25% Senior Notes due 2019	$175,000	$175,000	$194,147	$185,037
4.64% Senior Notes due 2021	$100,000	$100,000	$107,694	$100,341

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedge and restricted assets, refer to Note 11.

10.         NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$62,664	$43,967	$111,679	$85,523

Denominator:
Basic shares outstanding	124,230,572	123,610,969	124,096,619	123,496,519
Dilutive effect of stock options and warrants	110,406	191,872	124,000	196,993
Dilutive effect of restricted stock units	507,373	277,582	560,478	299,799
Diluted shares outstanding	124,848,351	124,080,423	124,781,097	123,993,311

For the three months ended June 30, 2014 and 2013, stock options and warrants to purchase 33,112 and 993 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2014 and 2013, stock options and warrants to purchase 33,112 and 993 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.88 to $3.96 at June 30, 2014 and from $3.79 to $4.00 at December 31, 2013. The weighted average DOE index curve used in the DCF model was $3.93 and $3.91 at June 30, 2014 and December 31, 2013, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, were as follows:

	Fair Value Measurement at June 30, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(5,776)	$-	$(5,776)	$-
Fuel hedge derivative instrument – net asset position	$1,753	$-	$-	$1,753
Restricted assets	$36,069	$36,069	$-	$-

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Fair Value Measurement at December 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(5,226)	$-	$(5,226)	$-
Fuel hedge derivative instrument – net asset position	$2,199	$-	$-	$2,199
Restricted assets	$32,782	$32,782	$-	$-

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2014:

Level 3 Derivatives
Balance as of December 31, 2013	$2,199
Realized gains included in earnings	(627)
Unrealized gains included in AOCL	181
Balance as of June 30, 2014	$1,753

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2013:

Level 3 Derivatives
Balance as of December 31, 2012	$1,187
Unrealized gains included in AOCL	48
Balance as of June 30, 2013	$1,235

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12.         OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2014 and 2013, are as follows:

	Three months ended June 30, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$886	$(340)	$546
Fuel hedge amounts reclassified into cost of operations	(304)	117	(187)
Changes in fair value of interest rate swaps	(2,210)	848	(1,362)
Changes in fair value of fuel hedge	466	(179)	287
	$(1,162)	$446	$(716)

	Three months ended June 30, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,400	$(536)	$864
Changes in fair value of interest rate swaps	1,863	(712)	1,151
Changes in fair value of fuel hedge	(543)	208	(335)
	$2,720	$(1,040)	$1,680

	Six months ended June 30, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,954	$(749)	$1,205
Fuel hedge amounts reclassified into cost of operations	(627)	240	(387)
Changes in fair value of interest rate swaps	(2,504)	965	(1,539)
Changes in fair value of fuel hedge	181	(71)	110
	$(996)	$385	$(611)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Six months ended June 30, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,779	$(1,063)	$1,716
Changes in fair value of interest rate swaps	1,824	(692)	1,132
Changes in fair value of fuel hedge	48	(19)	29
	$4,651	$(1,774)	$2,877

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,357	$(3,226)	$(1,869)
Amounts reclassified into earnings	(387)	1,205	818
Changes in fair value	110	(1,539)	(1,429)
Balance at June 30, 2014	$1,080	$(3,560)	$(2,480)

See Note 8 for further discussion on the Company’s derivative instruments.

13.         STOCKHOLDERS' EQUITY

Stock-Based Compensation

Adoption of 2014 Incentive Award Plan

On May 16, 2014 at the annual meeting of stockholders, the Company’s stockholders approved the Waste Connections, Inc. 2014 Incentive Award Plan (the “2014 Plan”), which had previously been adopted by the Company’s board of directors (the “Board”), subject to stockholder approval. Upon such stockholder approval, the 2014 Plan became effective, replacing the Waste Connections, Inc. Third Amended and Restated 2004 Equity Incentive Plan, pursuant to which no more awards may be granted.

The 2014 Plan authorizes the Compensation Committee of the Board (the “Compensation Committee”) to grant nonqualified stock options, warrants, restricted stock, restricted stock units, dividend equivalents and stock payment awards. The 2014 Plan also authorizes the Compensation Committee to grant performance awards payable in the form of the Company’s common stock or cash, including equity awards and incentive cash bonuses that are intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”). The 2014 Plan authorizes the grant of awards to employees and consultants of the Company and its subsidiaries and non-employee directors.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Restricted Stock Units

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan during the six month period ended June 30, 2014, is presented below:

Unvested Shares
Outstanding at December 31, 2013	1,299,466
Granted	491,405
Forfeited	(20,564)
Vested and Issued	(486,921)
Vested and Unissued	(70,422)
Outstanding at June 30, 2014	1,212,964

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the six month period ended June 30, 2014 was $42.41.

Performance-Based Restricted Stock Units

The 2014 Plan allows for the issuance of performance-based restricted stock units (“PBRSUs”), among other types of awards.  The vesting of the PBRSUs is dependent on the Company’s performance against pre-established performance targets. The PBRSUs are payable in shares of common stock after the end of a three-year performance period, when the Company’s financial performance for the entire performance period is determined.  At the end of the performance period, the number of shares awarded can range from 0% to 150% of the original granted amount, depending on the performance against the pre-established targets.

A summary of activity related to PBRSU’s during the six month period ended June 30, 2014, is presented below:

Unvested Shares
Outstanding at December 31, 2013	-
Granted	54,723
Forfeited	-
Vested	-
Outstanding at June 30, 2014	54,723

The weighted average grant-date fair value per share for the shares of common stock underlying the PBRSUs granted during the six month period ended June 30, 2014 was $42.33.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PBRSUs for each three-year performance period. The three-year performance period for the PBRSU’s granted during the six month period ended June 30, 2014 ends on December 31, 2016.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Compensation expense associated with outstanding PBRSUs is measured using the fair value of the Company’s common stock and is based on its estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized ratably over the performance period. Compensation expense is only recognized for those awards that the Company expects to vest, which it estimates based upon an assessment of the probability that the performance criteria will be achieved. The Company assumed a forfeiture rate of 0%.

Deferred Restricted Stock Units

Certain recipients of the Company’s restricted stock unit awards (“RSUs”) who participate in the Company’s Nonqualified Deferred Compensation Plan may elect to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs shares of the Company’s common stock underlying the deferred RSUs. At June 30, 2014 and 2013, the Company had 223,752 and 163,995 vested deferred RSUs outstanding, respectively.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the six months ended June 30, 2014 and 2013, the Company did not repurchase any shares of its common stock. As of June 30, 2014, the remaining maximum dollar value of shares available for repurchase under the program was approximately $415,960.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2013, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.10 to $0.115 per share. Cash dividends of $28,496 and $24,654 were paid during the six months ended June 30, 2014 and 2013, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of June 30, 2014, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico.  HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010.  On September 12, 2011, the Department deemed the permit application complete and a public hearing on the matter had been tentatively scheduled for April 9, 2012, in Chaparral, New Mexico. On November 9, 2011, HDSWF filed a motion with the Department to hold in abeyance indefinitely the notice for public hearing and the permit hearing, and HDSWF agreed to provide the Department with at least 120 days’ prior notice of any desired, future permit hearing. The Department granted the motion. HDSWF requested the abeyance to defer capital expenditures related to permitting the new site until late 2014, when HDSWF expects to have a better understanding of several current market conditions and regulatory factors that affect the timing and feasibility of the project. These conditions and factors include: the status of El Paso Disposal, LP’s Solid Waste Franchise Agreement for the collection of solid waste generated within the City of El Paso, effective September 1, 2011, which has a 40-month term; the extension, renewal or replacement of El Paso Disposal, LP’s Solid Waste Franchise Agreement; and whether certain closed or non-operating disposal facilities in the El Paso market area are reopened and whether those facilities are operated by private or public entities.

At June 30, 2014, the Company had $11,778 of capitalized expenditures related to this landfill development project.  Depending on the outcome of the market conditions and regulatory factors described above, the Company may decide in late 2014 to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.  Alternatively, if the outcome of the market conditions and regulatory factors described above is such that the Company believes the market for disposal of solid waste generated in the City of El Paso will remain competitive, HDSWF may decide in late 2014 to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered, which would likely have a material adverse effect on the Company’s results of operations for that period.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Harper County, Kansas Landfill Permit Litigation

The Company opened a municipal solid waste landfill in Harper County, Kansas in January 2006, following the issuance by the Kansas Department of Health and Environment (“KDHE”) of a permit to operate the landfill.  The landfill has operated continuously since that time.  In 2005, landfill opponents (the “Plaintiffs”) filed a suit (Board of Comm’rs of Sumner County, Kansas, Tri-County Concerned Citizens and Dalton Holland v. Roderick Bremby, Sec’y of the Kansas Dep’t of Health and Env’t, et al.) in the District Court of Shawnee County, Kansas, seeking a judicial review of KDHE’s decision to issue the permit, alleging that a site analysis prepared for the Company and submitted to KDHE as part of the process leading to the issuance of the permit was deficient in several respects.  The action sought to stay the effectiveness of the permit and to nullify it.  The Company intervened in this lawsuit shortly after it was filed. In June 2012, the District Court denied the Plaintiffs’ demand for revocation of the permit, and affirmed KDHE’s decision that the issuance of the permit met or exceeded all applicable regulatory requirements. The Plaintiffs filed an appeal to the Kansas Court of Appeals. On September 13, 2013, the Kansas Court of Appeals affirmed KDHE’s issuance of the landfill permit to the Company. On October 15, 2013, the Plaintiffs petitioned the Kansas Supreme Court to review the decision of the Court of Appeals, which review is discretionary. On June 20, 2014, the Kansas Supreme Court denied Plaintiffs’ petition for review, which finally concluded the litigation in the Company’s favor.

Solano County, California Landfill Expansion Litigation

On December 17, 2010, Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for the expansion of the Potrero Hills Landfill, alleging that the approval is contrary to the Suisun Marsh Protection Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. The Company’s subsidiary, Potrero Hills Landfill, Inc. (“PHLF”), owns and operates the Potrero Hills Landfill. The San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court. On November 29, 2012, the Superior Court issued an order finding that the administrative record before BCDC did not contain sufficient evidence regarding net profits for the proposed project or the alternative to support the agency’s finding that the alternative was economically infeasible. The Superior Court therefore issued a writ of mandamus and final judgment on January 14, 2013, setting aside the BCDC permit and remanding it back to the agency for further consideration. Both the Company and BCDC filed notices of appeal, staying execution of the writ and judgment pending the appeal. On April 29, 2014, the Court of Appeal issued an opinion reversing the trial court order. In a unanimous decision, the Court of Appeal rejected SPRAWLDEF’s arguments, finding ample evidence in the record to support BCDC’s determination that alternatives to landfill expansion were economically infeasible and remanded the case back to the Superior Court to deny the petition. On June 9, 2014, SPRAWLDEF filed a petition for review in the California Supreme Court. A decision on the petition for review is expected during the third quarter of 2014. At this point the Company is not able to determine the likelihood of any outcome in this matter.

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

On February 7, 2012, the County issued a Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012. The lawsuit followed on March 5, 2012. MDSI answered the complaint and asserted a claim against the County for wrongful termination of the contracts. On October 31, 2012, MDSI ceased providing services and vacated the County premises. The case is set for trial in Fresno in December 2014.

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

16.  SUBSEQUENT EVENT

On July 17, 2014, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.115 per share on the Company’s common stock.  The dividend will be paid on August 15, 2014, to stockholders of record on the close of business on August 1, 2014.

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

As of June 30, 2014, we served residential, commercial, industrial and E&P customers in 31 states:  Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of June 30, 2014, we owned or operated a network of 147 solid waste collection operations; 66 transfer stations; seven intermodal facilities, 35 recycling operations, 55 active MSW, E&P and/or non-MSW landfills, 21 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities, 20 oil recovery facilities and two development stage landfills.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Revenues	$524,693	100.0%	$489,381	100.0%	$1,006,402	100.0%	$939,272	100.0%
Cost of operations	286,950	54.7	268,484	54.9	550,011	54.7	520,447	55.4
Selling, general and administrative	56,526	10.8	52,903	10.8	112,172	11.1	106,154	11.3
Depreciation	57,105	10.9	54,766	11.2	112,922	11.2	106,414	11.3
Amortization of intangibles	6,720	1.3	6,211	1.3	13,456	1.3	12,650	1.3
Loss (gain) on disposal of assets	(1,324)	(0.3)	3,445	0.7	(1,465)	(0.1)	3,122	0.4
Loss on prior corporate office lease	-	-	10,498	2.1	-	-	10,498	1.1
Operating income	118,716	22.6	93,074	19.0	219,306	21.8	179,987	19.2

Interest expense	(15,940)	(3.0)	(18,928)	(3.9)	(32,851)	(3.2)	(37,940)	(4.1)
Other income (expense), net	661	0.1	(1,706)	(0.3)	137	0.0	(965)	(0.1)
Income tax provision	(40,537)	(7.7)	(28,445)	(5.8)	(74,470)	(7.4)	(55,408)	(5.9)
Net income attributable to noncontrolling interests	(236)	(0.1)	(28)	(0.0)	(443)	(0.1)	(151)	(0.0)
Net income attributable to Waste Connections	$62,664	11.9%	$43,967	9.0%	$111,679	11.1%	$85,523	9.1%

 Revenues.  Total revenues increased $35.3 million, or 7.2%, to $524.7 million for the three months ended June 30, 2014, from $489.4 million for the three months ended June 30, 2013.

During the three months ended June 30, 2014, incremental revenue from acquisitions closed during, or subsequent to, the three months ended June 30, 2013, increased revenues by approximately $7.4 million. Operations divested during, or subsequent to, the three months ended June 30, 2013, decreased revenues by approximately $3.7 million.

During the three months ended June 30, 2014, the net increase in core prices charged to our customers was $11.0 million.

During the three months ended June 30, 2014, volume increases in our existing business increased solid waste revenues and E&P revenues by $6.3 million and $16.1 million, respectively. The increase in solid waste volumes was primarily attributable to increases in roll off collection, landfill MSW volumes and transfer station volumes resulting from increased construction and general economic activity in our markets. The increase in E&P volumes was primarily attributable to $6.0 million of revenue from new facilities opened subsequent to June 30, 2013 and $10.1 million of volume increases at facilities owned and operated in each of the comparable periods.

During the three months ended June 30, 2014, the closure of a recycling operation in our Western segment and decreased recyclable commodity prices, primarily due to decreased overseas demand for recyclable commodities, decreased revenues by $2.5 million.

Other revenues increased by $0.7 million during the three months ended June 30, 2014, primarily due to contracted landfill construction services we performed at a landfill we operate.

Total revenues increased $67.1 million, or 7.1%, to $1.006 billion for the six months ended June 30, 2014, from $939.3 million for the six months ended June 30, 2013.

During the six months ended June 30, 2014, incremental revenue from acquisitions closed during, or subsequent to, the six months ended June 30, 2013, increased revenues by approximately $13.8 million. Operations divested during, or subsequent to, the six months ended June 30, 2013, decreased revenues by approximately $7.4 million.

During the six months ended June 30, 2014, the net increase in prices charged to our customers was $22.6 million, consisting of $22.3 million of core price increases and $0.3 million of fuel, materials and environmental surcharges.

During the six months ended June 30, 2014, volume increases in our existing business increased solid waste revenues and E&P revenues by $16.1 million and $27.6 million, respectively. The increase in solid waste volumes was primarily attributable to increases in roll off collection, landfill special waste projects, landfill MSW volumes and transfer station volumes resulting from increased construction and general economic activity in our markets. The increase in E&P volumes was primarily attributable to $8.7 million of revenue from new facilities opened subsequent to June 30, 2013 and $18.9 million of volume increases at facilities owned and operated in each of the comparable periods.

During the six months ended June 30, 2014, the closure of a recycling operation in our Western segment and decreased recyclable commodity prices, primarily due to decreased overseas demand for recyclable commodities, decreased revenues by $5.1 million.

Other revenues decreased by $0.5 million during the six months ended June 30, 2014, consisting of a $1.5 million decrease from lower cargo volume at our intermodal operations due primarily to the loss of a large intermodal customer, partially offset by $0.8 million of contracted landfill construction services we performed at a landfill we operate and $0.2 million of other revenue increases.

Cost of Operations.  Total cost of operations increased $18.4 million, or 6.9%, to $286.9 million for the three months ended June 30, 2014, from $268.5 million for the three months ended June 30, 2013.  The increase was primarily the result of $4.1 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2013, partially offset by a decrease in operating costs of $2.6 million resulting from operations divested during, or subsequent to, the three months ended June 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in labor expenses of $4.1 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.2 million due to variability in the timing and severity of major repairs, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $2.6 million due primarily to adjustments to projected losses on prior period claims, an increase in third-party trucking and transportation expenses of $2.5 million due to increased transfer station, landfill and E&P volumes that require us to transport the waste to our disposal sites, an increase in third-party disposal expense of $1.6 million due to disposal rate increases and higher disposal costs associated with increased collection volumes, an increase in taxes on revenues of $1.2 million due to increased revenues, an increase in landfill solidification materials of $0.7 million due to regulatory changes requiring use of higher cost materials at one of our landfills, an increase of $0.8 million associated with the cost of contracted landfill construction services we performed at a landfill we operate and $0.2 million of other net increases.

Total cost of operations increased $29.6 million, or 5.7%, to $550.0 million for the six months ended June 30, 2014, from $520.4 million for the six months ended June 30, 2013.  The increase was primarily the result of $7.5 million of additional operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2013, partially offset by a decrease in operating costs of $5.8 million resulting from operations divested during, or subsequent to, the six months ended June 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in labor expenses of $7.6 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $5.0 million due to increased transfer station, landfill and E&P volumes that require us to transport the waste to our disposal sites, an increase in truck, container, equipment and facility maintenance and repair expenses of $4.5 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $3.7 million due to disposal rate increases and higher disposal associated with increased collection volumes, an increase in taxes on revenues of $3.4 million due to both increased revenues and an adjustment recorded during the six months ended June 30, 2013 that decreased taxes on revenues expense during the period, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $3.0 million due primarily to adjustments to projected losses on prior period claims, an increase of $1.6 million related to an increase in the volume of waste solidification materials needed to treat higher waste volumes at our E&P facilities and regulatory changes requiring use of higher cost waste solidification materials at one of our landfills, an increase in fuel expense of $0.8 million resulting from an increase in total diesel fuel gallons consumed, an increase of $0.8 million associated with the cost of contracted landfill construction services we performed at a landfill we operate and $0.7 million of other net increases, partially offset by a decrease in rail transportation expenses at our intermodal operations of $1.2 million due to decreased rail cargo volume primarily associated with the loss of a large customer, a decrease in the cost of recyclable commodities of $1.1 million due to declines in commodity prices and decreased commodity volumes resulting from the closure of two of our recyclable processing centers subsequent to June 30, 2013 and a decrease in equipment rental expense of $0.9 million resulting from capital purchases replacing certain equipment that was previously rented.

Cost of operations as a percentage of revenues decreased 0.2 percentage points to 54.7% for the three months ended June 30, 2014, from 54.9% for the three months ended June 30, 2013.  The decrease as a percentage of revenues was comprised of a 0.4 percentage point decrease in payroll and benefits and a 0.3 percentage point decrease in fuel due to leveraging existing personnel and equipment to support increases in landfill and E&P revenues, and a 0.2 percentage point decrease in disposal expense resulting from the increased internalization of certain collection and transfer station volumes, as well as increased landfill and E&P revenues not resulting in increased disposal expenses, partially offset by a 0.4 percentage point increase in auto, workers’ compensation and property claims expense under our high deductible insurance program and a 0.3 percentage point increase in increase in truck, container, equipment and facility maintenance and repair expenses.

Cost of operations as a percentage of revenues decreased 0.7 percentage points to 54.7% for the six months ended June 30, 2014, from 55.4% for the six months ended June 30, 2013.  The decrease as a percentage of revenues was comprised of a 0.5 percentage point decrease in payroll and benefits and a 0.3 percentage point decrease in fuel due to leveraging existing personnel and equipment to support increases in landfill and E&P revenues, a 0.2 percentage point decrease from lower equipment rental expenses, a 0.2 percentage point decrease from a decrease in rail transportation expenses at our intermodal operations and a 0.1 percentage point decrease in disposal expense resulting from the increased internalization of certain collection and transfer station volumes as well as increased landfill and E&P revenues not resulting in increased disposal expenses, partially offset by a 0.3 percentage point increase in auto, workers’ compensation and property claims expense under our high deductible insurance program and a 0.3 percentage point increase from higher third-party trucking expenses.

SG&A.  SG&A expenses increased $3.6 million, or 6.8%, to $56.5 million for the three months ended June 30, 2014, from $52.9 million for the three months ended June 30, 2013.  The increase was primarily the result of $0.6 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the three months ended June 30, 2013, partially offset by a decrease in SG&A expenses of $0.3 million resulting from operations divested during, or subsequent to, the three months ended June 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in equity-based compensation expense of $1.4 million associated with a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, an increase in payroll and payroll-related expenses of $0.9 million primarily related to annual compensation increases, an increase in accrued cash incentive compensation expense of $0.8 million resulting from the achievement of certain financial targets in the current period and an increase in deferred compensation expense of $0.7 million due to an increase in deferred compensation liabilities to employees as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, partially offset by $0.5 million of other net expense decreases.

SG&A expenses increased $6.0 million, or 5.7%, to $112.2 million for the six months ended June 30, 2014, from $106.2 million for the six months ended June 30, 2013.  The increase was primarily the result of $1.2 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the six months ended June 30, 2013, partially offset by a decrease in SG&A expenses of $0.7 million resulting from operations divested during, or subsequent to, the six months ended June 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in accrued cash incentive compensation expense of $2.3 million resulting from the achievement of certain financial targets in the current period, an increase in equity-based compensation expense of $2.0 million associated with a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel and an increase in payroll and payroll-related expenses of $1.7 million primarily related to annual compensation increases, partially offset by a $0.5 million decrease in expenses for uncollectible accounts receivable.

SG&A expenses as a percentage of revenues was 10.8% for the three months ended June 30, 2014 and 2013.

SG&A expenses as a percentage of revenues decreased 0.2 percentage points to 11.1% for the six months ended June 30, 2014, from 11.3% for the six months ended June 30, 2013.  The decrease as a percentage of revenues was comprised of a 0.1 percentage point decrease from leveraging existing administrative functions to support increases in revenues and a 0.1 percentage point decrease resulting from reduced expenses for uncollectible accounts receivable.

Depreciation.  Depreciation expense increased $2.3 million, or 4.3%, to $57.1 million for the three months ended June 30, 2014, from $54.8 million for the three months ended June 30, 2013.  The increase was primarily the result of $0.5 million of additional depreciation expenses from acquisitions closed during, or subsequent to, the three months ended June 30, 2013, partially offset by a decrease in depreciation expenses of $0.3 million resulting from operations divested during, or subsequent to, the three months ended June 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in depreciation expense of $2.0 million associated with additions to our fleet and equipment purchased to support our existing operations, an increase in depletion expense of $1.5 million due primarily to an increase in volumes at our existing landfill operations, partially offset by an adjustment to depletion expense of $1.4 million recorded during the three months ended June 30, 2013 resulting from an adjustment to final capping obligations at one of our landfill operations.

Depreciation expense increased $6.5 million, or 6.1%, to $112.9 million for the six months ended June 30, 2014, from $106.4 million for the six months ended June 30, 2013.  The increase was primarily the result of $1.0 million of additional depreciation expenses from acquisitions closed during, or subsequent to, the six months ended June 30, 2013, partially offset by a decrease in depreciation expenses of $0.7 million resulting from operations divested during, or subsequent to, the six months ended June 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in depreciation expense of $5.6 million associated with additions to our fleet and equipment purchased to support our existing operations, an increase in depletion expense of $2.0 million due primarily to an increase in volumes at our existing landfill operations, partially offset by an adjustment to depletion expense of $1.4 million recorded during the six months ended June 30, 2013 resulting from an adjustment to final capping obligations at one of our landfill operations.

Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 10.9% for the three months ended June 30, 2014, from 11.2% for the three months ended June 30, 2013. The decrease as a percentage of revenues was due to the aforementioned prior year adjustment to depletion expense resulting from an adjustment to final capping obligations at one of our landfill operations.

Depreciation expense as a percentage of revenues decreased 0.1 percentage points to 11.2% for the six months ended June 30, 2014, from 11.3% for the six months ended June 30, 2013. The decrease as a percentage of revenues was comprised of a 0.2 percentage point decrease in depletion expense due to the aforementioned prior year adjustment to depletion expense resulting from an adjustment to final capping obligations at one of our landfill operations, partially offset by a 0.1 percentage point increase in depreciation expense due to additions to our fleet and equipment.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.5 million, or 8.2%, to $6.7 million for the three months ended June 30, 2014, from $6.2 million for the three months ended June 30, 2013. The increase was primarily attributable to $0.5 million of additional amortization expense during the three months ended June 30, 2014 from acquisitions closed during, or subsequent to, the three months ended June 30, 2013.

Amortization of intangibles expense increased $0.9 million, or 6.4%, to $13.5 million for the six months ended June 30, 2014, from $12.6 million for the six months ended June 30, 2013. The increase was primarily attributable to $1.1 million of additional amortization expense during the six months ended June 30, 2014 from acquisitions closed during, or subsequent to, the six months ended June 30, 2013, partially offset by a decrease in amortization expense of $0.2 million resulting from certain intangible assets becoming fully amortized subsequent to the six months ended June 30, 2013.

Amortization expense as a percentage of revenues was 1.3% for the three and six months ended June 30, 2014 and 2013.

Loss (Gain) on Disposal of Assets. Loss (gain) on disposal of assets increased $4.7 million, to a gain of $1.3 million for the three months ended June 30, 2014, from a loss of $3.4 million for the three months ended June 30, 2013. Loss (gain) on disposal of assets increased $4.6 million, to a gain of $1.5 million for the six months ended June 30, 2014, from a loss of $3.1 million for the six months ended June 30, 2013.

During the three and six months ended June 30, 2013 we recorded a $3.2 million loss on the disposal of an operating location, a $0.8 million write down in the carrying value of assets at an operating location that was closed and a $0.6 million gain on the disposal of another operating location. During the three and six months ended June 30, 2014, we recorded gains of $1.3 million and $1.5 million, respectively, on the sale of operating assets resulting from the sales proceeds exceeding the assets’ book carrying values.

Loss on Prior Corporate Office Lease.  Loss on prior corporate office lease consisted of a $10.5 million expense charge recorded in June 2013 associated with the cessation of use of our former corporate headquarters in Folsom, California as a result of our relocation of our corporate headquarters to The Woodlands, Texas in December 2011.

Operating Income.  Operating income increased $25.6 million, or 27.6%, to $118.7 million for the three months ended June 30, 2014, from $93.1 million for the three months ended June 30, 2013.  The increase was attributable to the $35.3 million increase in revenues, a $10.5 million decrease in loss on prior corporate office lease and $4.7 million decrease in loss (gain) on disposal of assets, partially offset by the $18.4 million increase in costs of operations, $3.6 million increase in SG&A expense, $2.3 million increase in depreciation expense and $0.5 million increase in amortization of intangibles expense.

Operating income increased $39.3 million, or 21.8%, to $219.3 million for the six months ended June 30, 2014, from $180.0 million for the six months ended June 30, 2013.  The increase was attributable to the $67.1 million increase in revenues, a $10.5 million decrease in loss on prior corporate office lease and $4.6 million decrease in loss (gain) on disposal of assets, partially offset by the $29.6 million increase in costs of operations, $6.5 million increase in depreciation expense, $6.0 million increase in SG&A expense and $0.9 million increase in amortization of intangibles expense.

Operating income as a percentage of revenues increased 3.6 percentage points to 22.6% for the three months ended June 30, 2014, from 19.0% for the three months ended June 30, 2013.  The increase as a percentage of revenues was comprised of a 2.1 percentage point decrease in loss on prior corporate office lease, a 1.0 percentage point decrease in loss (gain) on disposal of assets, a 0.3 percentage point decrease in depreciation expense and a 0.2 percentage point decrease in cost of operations.

Operating income as a percentage of revenues increased 2.6 percentage points to 21.8% for the six months ended June 30, 2014, from 19.2% for the six months ended June 30, 2013.  The increase as a percentage of revenues was comprised of a 1.1 percentage point decrease in loss on prior corporate office lease, a 0.7 percentage point decrease in cost of operations, a 0.5 percentage point decrease in loss (gain) on disposal of assets, a 0.2 percentage point decrease in SG&A expense and a 0.1 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense decreased $3.0 million, or 15.8%, to $15.9 million for the three months ended June 30, 2014, from $18.9 million for the three months ended June 30, 2013, due to the following changes: a decrease of $1.2 million due to a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings under our senior revolving credit facility and term loan facility as a result of a reduction in our leverage ratio of total debt to EBITDA and amendments to the senior credit facility and term loan facility, a decrease of $0.8 million due to a reduction in the average outstanding balances on our term loan facility, a decrease of $0.6 million due to the expiration in February 2014 of a $175 million interest rate swap with a fixed rate of 2.85% and the commencement of a new $175 million interest rate swap with a fixed rate of 1.60%, a decrease of $0.2 million resulting from a decrease in interest accretion expense recorded on liability-classified contingent consideration arrangements that were settled or became fully accrued subsequent to June 30, 2013 and a $0.2 million decrease from other net changes.

Interest expense decreased $5.0 million, or 13.4%, to $32.9 million for the six months ended June 30, 2014, from $37.9 million for the six months ended June 30, 2013, due to the following changes: a decrease of $1.7 million due to a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings under our senior credit facility and term loan facility as a result of a reduction in our leverage ratio of total debt to EBITDA and amendments to the senior credit facility and term loan facility, a decrease of $1.7 million due to a reduction in the average outstanding balances on our senior revolving credit facility and term loan facility, a decrease of $0.9 million due to the expiration in February 2014 of a $175 million interest rate swap with a fixed rate of 2.85% and the commencement of a new $175 million interest rate swap with a fixed rate of 1.60%, a decrease of $0.4 million resulting from a decrease in interest accretion expense recorded on liability-classified contingent consideration arrangements that were settled or became fully accrued subsequent to June 30, 2013 and a $0.3 million decrease from other net changes.

Other Income (Expense), Net.  Other income (expense), net, increased $2.4 million, to an income total of $0.7 million for the three months ended June 30, 2014, from an expense total of $1.7 million for the three months ended June 30, 2013. The increase was primarily attributable to an increase in investment income of $0.3 million, other net increases of $0.1 million and expense charges recorded during the three months ended June 30, 2013, consisting of $1.7 million of adjustments to the fair value of amounts payable under liability-classified contingent consideration arrangements and $0.3 million of capitalized debt issuance costs charged to expense as a result of the amendment to the senior credit facility in May 2013.

Other income (expense), net, increased $1.1 million, to an income total of $0.1 million for the six months ended June 30, 2014, from an expense total of $1.0 million for the six months ended June 30, 2013. The increase was primarily attributable to expense charges recorded during the six months ended June 30, 2013 consisting of $1.7 million of adjustments to the fair value of amounts payable under liability-classified contingent consideration arrangements and $0.3 million of capitalized debt issuance costs charged to expense as a result of the amendment to the senior credit facility in May 2013, partially offset by $0.6 million of increases recorded during the six months ended June 30, 2014 to the fair value of amounts payable under liability-classified contingent consideration arrangements and $0.3 million of other net decreases.

Income Tax Provision.  Income taxes increased $12.1 million, or 42.5%, to $40.5 million for the three months ended June 30, 2014, from $28.4 million for the three months ended June 30, 2013, as a result of increased pre-tax income.

Income taxes increased $19.1 million, or 34.4%, to $74.5 million for the six months ended June 30, 2014, from $55.4 million for the six months ended June 30, 2013, as a result of increased pre-tax income and a non-recurring adjustment in deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act that increased our income tax expense and our effective tax rate during the six months ended June 30, 2014 by $1.2 million and 0.7 percentage points, respectively.

Our effective tax rates for the three months ended June 30, 2014 and 2013, were 39.2% and 39.3%, respectively.

Our effective tax rates for the six months ended June 30, 2014 and 2013, were 39.9% and 39.3%, respectively.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Solid waste collection	$322,763	54.6%	$306,472	55.1%	$628,766	55.6%	$599,616	56.4%
Solid waste disposal and transfer	158,913	26.9	153,600	27.6	294,476	26.0	276,371	26.0
E&P waste treatment, recovery and disposal	82,646	14.0	66,183	11.9	155,964	13.8	126,115	11.9
Solid waste recycling	14,836	2.5	18,610	3.4	29,739	2.6	37,404	3.5
Intermodal and other	11,970	2.0	11,255	2.0	22,842	2.0	23,373	2.2
	591,128	100.0%	556,120	100.0%	1,131,787	100.0%	1,062,879	100.0%
Less: intercompany elimination	(66,435)		(66,739)		(125,385)		(123,607)
Total revenue	$524,693		$489,381		$1,006,402		$939,272

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Western	$206,269	39.3%	$202,833	41.4%	$401,624	39.9%	$395,984	42.2%
Central	141,916	27.0	130,434	26.7	270,982	26.9	245,027	26.1
Eastern	100,058	19.1	95,725	19.6	191,384	19.0	183,494	19.5
E&P	76,450	14.6	60,389	12.3	142,412	14.2	114,767	12.2
	$524,693	100.0%	$489,381	100.0%	$1,006,402	100.0%	$939,272	100.0%

EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Western	$63,262	12.0%	$62,386	12.8%	$125,754	12.5%	$120,962	12.9%
Central	48,819	9.3	48,517	9.9	94,662	9.4	88,755	9.5
Eastern	30,768	5.9	29,029	5.9	57,904	5.7	54,909	5.8
E&P	40,716	7.8	28,324	5.8	72,196	7.2	50,912	5.4
Corporate(a)	(2,348)	(0.5)	(262)	(0.1)	(6,297)	(0.6)	(2,867)	(0.3)
	$181,217	34.5%	$167,994	34.3%	$344,219	34.2%	$312,671	33.3%

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

Significant changes in revenue and EBITDA for our reportable segments for the three and six month periods ended June 30, 2014, compared to the three and six month periods ended June 30, 2013, are discussed below:

Segment Revenue

Revenue in our Western segment increased $3.5 million, or 1.7%, to $206.3 million for the three months ended June 30, 2014, from $202.8 million for the three months ended June 30, 2013.  The components of the increase consisted of volume increases of $5.2 million primarily in our collection operations, transfer stations and solid waste landfills, net price increases of $2.9 million, partially offset by recyclable commodity sales decreases of $2.4 million due to lower prices for recyclable commodities and the closure of one of our recycling operations and decreases of $2.2 million from divested operations.

Revenue in our Western segment increased $5.6 million, or 1.4%, to $401.6 million for the six months ended June 30, 2014, from $396.0 million for the six months ended June 30, 2013.  The components of the increase consisted of volume increases of $9.5 million primarily in our collection operations, transfer stations and solid waste landfills, net price increases of $6.2 million, revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2013, of $0.3 million and other revenue increases of $0.2 million, partially offset by decreases of $4.6 million from divested operations, recyclable commodity sales decreases of $4.5 million due to lower prices for recyclable commodities and the closure of one of our recycling operations and intermodal revenue decreases of $1.5 million due to decreases in cargo volume resulting primarily from the loss of a large intermodal customer.

Revenue in our Central segment increased $11.5 million, or 8.8%, to $141.9 million for the three months ended June 30, 2014, from $130.4 million for the three months ended June 30, 2013.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2013, of $7.1 million, and net price increases of $5.2 million, partially offset by volume decreases of $0.7 million consisting of the net of decreased landfill volumes and higher commercial and roll off collection volumes and decreases of $0.1 million from divested operations.

Revenue in our Central segment increased $26.0 million, or 10.6%, to $271.0 million for the six months ended June 30, 2014, from $245.0 million for the six months ended June 30, 2013.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2013, of $13.2 million, net price increases of $10.4 million and volume increases of $2.8 million primarily in our roll off collection business, transfer station and solid waste landfills, partially offset by recyclable commodity sales decreases of $0.2 million and other revenue decreases of $0.2 million.

Revenue in our Eastern segment increased $4.4 million, or 4.5%, to $100.1 million for the three months ended June 30, 2014, from $95.7 million for the three months ended June 30, 2013.  The components of the increase consisted of net price increases of $3.0 million, volume increases of $1.8 million primarily in our roll off collection business and solid waste landfills, other revenue increases of $0.8 million associated with contracted landfill construction services we performed at a landfill we operate and revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2013, of $0.2 million, partially offset by decreases of $1.4 million from divested operations.

Revenue in our Eastern segment increased $7.9 million, or 4.3%, to $191.4 million for the six months ended June 30, 2014, from $183.5 million for the six months ended June 30, 2013.  The components of the increase consisted of net price increases of $6.0 million, volume increases of $3.8 million primarily in our roll off collection business, transfer station and solid waste landfills, other revenue increases of $0.9 million primarily associated with contracted landfill construction services we performed at a landfill we operate and revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2013, of $0.3 million, partially offset by decreases of $2.7 million from divested operations and recyclable commodity sales decreases of $0.4 million due to lower prices for recyclable commodities.

Revenue in our E&P segment increased $16.1 million, or 26.6%, to $76.5 million for the three months ended June 30, 2014, from $60.4 million for the three months ended June 30, 2013.  The components of the increase consisted of $6.0 million of revenue from new facilities opened subsequent to June 30, 2013 and $10.1 million of volume increases at facilities owned and operated in each of the comparable periods.

Revenue in our E&P segment increased $27.6 million, or 24.1%, to $142.4 million for the six months ended June 30, 2014, from $114.8 million for the six months ended June 30, 2013.  The components of the increase consisted of $8.7 million of revenue from new facilities opened subsequent to June 30, 2013 and $18.9 million of volume increases at facilities owned and operated in each of the comparable periods.

Segment EBITDA

EBITDA in our Western segment increased $0.9 million, or 1.4%, to $63.3 million for the three months ended June 30, 2014, from $62.4 million for the three months ended June 30, 2013.  The increase was primarily due to an increase in revenues of $3.5 million, a net $1.8 million decrease in cost of operations and SG&A expenses attributable to divested operations and a decrease in the cost of recyclable commodities of $0.6 million due to declines in commodity prices and decreased commodity volumes resulting from the closure of one of our recyclable processing centers subsequent to June 30, 2013, partially offset by an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.5 million due primarily to adjustments to projected losses on prior period claims, an increase in third-party disposal expense of $1.0 million due to disposal rate increases, an increase in taxes on revenues of $0.7 million due to increased revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to variability in the timing and severity of major repairs in vehicle and equipment repairs, an increase in third party trucking and transportation expenses of $0.6 million primarily due to increased volumes disposed of at our transfer stations that require further transportation to our landfills and an increase in direct and administrative labor expenses of $0.5 million due primarily to employee pay rate increases.

EBITDA in our Western segment increased $4.8 million, or 4.0%, to $125.8 million for the six months ended June 30, 2014, from $121.0 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in revenues of $5.6 million, a net $4.0 million decrease in cost of operations and SG&A expenses attributable to divested operations, a decrease in rail transportation expenses at our intermodal operations of $1.2 million due to decreased rail cargo volume primarily associated with the loss of a large customer, a decrease in the cost of recyclable commodities of $1.1 million due to declines in commodity prices and decreased commodity volumes resulting from the closure of one of our recyclable processing centers subsequent to June 30, 2013, partially offset by an increase in third-party disposal expense of $2.2 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.5 million due primarily to adjustments to projected losses on prior period claims, an increase in direct and administrative labor expenses of $1.4 million due primarily to employee pay rate increases, an increase in taxes on revenues of $1.4 million due to increased revenues and $0.6 million of other net expense increases.

EBITDA in our Central segment increased $0.3 million, or 0.6%, to $48.8 million for the three months ended June 30, 2014, from $48.5 million for the three months ended June 30, 2013.  The increase was primarily due to an increase in revenues of $11.5 million, partially offset by a net $4.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $1.8 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $0.7 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $0.7 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $0.7 million due primarily to adjustments to projected losses on prior period claims, an increase in landfill solidification materials of $0.7 million due to regulatory changes requiring use of higher cost materials at one of our landfills, an increase in corporate overhead expense allocations of $0.5 million due primarily to revenue growth and $0.6 million of other net expense increases.

EBITDA in our Central segment increased $5.9 million, or 6.7%, to $94.7 million for the six months ended June 30, 2014, from $88.8 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in revenues of $26.0 million, partially offset by a net $8.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $3.1 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $1.8 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.6 million due to variability in the timing and severity of major repairs, an increase in third-party disposal expense of $1.3 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $0.8 million due primarily to adjustments to projected losses on prior period claims, an increase in landfill solidification materials of $0.7 million due to regulatory changes requiring use of higher cost materials at one of our landfills, an increase in taxes on revenues of $0.6 million due to increased revenues, an increase in corporate overhead expense allocations of $0.8 million due primarily to revenue growth and $0.7 million of other net expense increases.

EBITDA in our Eastern segment increased $1.8 million, or 6.0%, to $30.8 million for the three months ended June 30, 2014, from $29.0 million for the three months ended June 30, 2013.  The increase was primarily due to an increase in revenues of $4.4 million, a net $1.0 million decrease in cost of operations and SG&A expenses attributable to divested operations and a decrease in third party trucking and transportation expenses of $0.8 million primarily due to a change in the mix of landfill revenues requiring us to provide transportation services to our disposal sites, partially offset by an increase in truck, container, equipment and facility maintenance and repair expenses of $1.0 million due to variability in the timing and severity of major repairs, an increase in labor expenses of $0.9 million due primarily to employee pay rate increases, an increase of $0.8 million associated with the cost of contracted landfill construction services we performed at a landfill we operate, an increase in taxes on revenues of $0.5 million due to an increase in revenues, an increase in auto and workers’ compensation expense under our high deductible insurance program of $0.5 million due to adjustments to projected losses on prior period claims, an increase in leachate disposal expenses of $0.4 million at certain landfills we own and operate and $0.3 million of other net expense increases.

EBITDA in our Eastern segment increased $3.0 million, or 5.5%, to 57.9 million for the six months ended June 30, 2014, from $54.9 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in revenues of $7.9 million, a net $2.3 million decrease in cost of operations and SG&A expenses attributable to divested operations and a decrease in third party trucking and transportation expenses of $0.7 million primarily due to a change in the mix of landfill revenues requiring us to provide transportation services to our disposal sites, partially offset by an increase in labor expenses of $1.6 million due primarily to employee pay rate increases, an increase in taxes on revenues of $1.5 million due to both an increase in revenues and a prior year adjustment that decreased taxes on revenues expense, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to variability in the timing and severity of major repairs, an increase in leachate disposal expenses of $1.0 million at certain landfills we own and operate, an increase of $0.8 million associated with the cost of contracted landfill construction services we performed at a landfill we operate, an increase in auto and workers’ compensation expense under our high deductible insurance program of $0.8 million due to adjustments to projected losses on prior period claims and $0.7 million of other net expense increases.

EBITDA in our E&P segment increased $12.4 million, or 43.8%, to $40.7 million for the three months ended June 30, 2014, from $28.3 million for the three months ended June 30, 2013.  The increase was primarily due to an increase in revenues of $16.1 million and $0.2 million of other net expense decreases, partially offset by an increase in third-party trucking and transportation expenses of $2.0 million due to increased volumes that require us to transport the waste to our disposal sites, an increase in labor expenses of $1.1 million due primarily to employee pay rate increases and increased headcount to support new operating facilities and an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to variability in the timing and severity of major repairs in vehicle and equipment repairs.

EBITDA in our E&P segment increased $21.3 million, or 41.8%, to $72.2 million for the six months ended June 30, 2014, from $50.9 million for the six months ended June 30, 2013.  The increase was primarily due to an increase in revenues of $27.6 million, a decrease in equipment rental expense of $1.1 million resulting from capital purchases replacing certain equipment that was previously rented and $0.2 million of other net expense decreases, partially offset by an increase in third-party trucking and transportation expenses of $3.4 million due to increased volumes that require us to transport the waste to our disposal sites, an increase in labor expenses of $2.1 million due primarily to employee pay rate increases and increased headcount to support new operating facilities, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to variability in the timing and severity of major repairs in vehicle and equipment repairs and an increase in fuel expense of $0.6 million resulting from an increase in total diesel fuel gallons consumed.

EBITDA at Corporate decreased $2.0 million, to a loss of $2.3 million for the three months ended June 30, 2014, from a loss of $0.3 million for the three months ended June 30, 2013.  The increased loss was due to an increase in accrued cash incentive compensation expense of $0.9 million resulting from the achievement of certain financial targets in the current period, an increase in equity-based compensation expense of $1.4 million associated with a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, and an increase in deferred compensation expense of $0.7 resulting from deferred compensation liabilities to employees being increased as a result of increases in the market value of investments to which employee deferred compensation balances are tracked, partially offset by an increase in revenue-based corporate overhead expense allocations to our segments of $0.7 million due primarily to our volume growth and $0.3 million of other net decreases.

EBITDA at Corporate decreased $3.4 million, to a loss of $6.3 million for the six months ended June 30, 2014, from a loss of $2.9 million for the six months ended June 30, 2013.  The increased loss was due to an increase in accrued cash incentive compensation expense of $2.7 million resulting from the achievement of certain financial targets in the current period, an increase in equity-based compensation expense of $2.0 million associated with a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, and an increase in professional fees of $1.4 million due primarily to increased legal services, partially offset by an increase in revenue-based corporate overhead expense allocations to our segments of $1.3 million due primarily to our volume growth, a decrease in employee relocation expenses of $0.5 million primarily associated with our relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was completed in 2013, a decrease in real estate lease expense of $0.4 million due primarily to the elimination of duplicate lease obligations for our former headquarters in Folsom, California and our E&P segment’s former regional offices in Houston, Texas and $0.5 million of other net decreases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six month periods ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$279,681	$255,523
Net cash used in investing activities	(107,995)	(68,321)
Net cash used in financing activities	(163,873)	(194,202)
Net increase (decrease) in cash and equivalents	7,813	(7,000)
Cash and equivalents at beginning of period	13,591	23,212
Cash and equivalents at end of period	$21,404	$16,212

Operating Activities Cash Flows

For the six months ended June 30, 2014, net cash provided by operating activities was $279.7 million.  For the six months ended June 30, 2013, net cash provided by operating activities was $255.5 million.  The $24.2 million increase was due primarily to the following:

1)	An increase in net income of $26.4 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $16.4 million. Cash provided by operating assets and liabilities was $29.4 million and $13.0 million for the six months ended June 30, 2014 and 2013, respectively. The significant components of the $29.4 million in net cash inflows from changes in operating assets and liabilities for the six months ended June 30, 2014, include the following:
a)	an increase in cash resulting from an increase in accrued liabilities of $18.3 million due primarily to an increase in accrued income taxes, increased liabilities for auto and workers’ compensation claims and increased payroll-related expenses;
b)	an increase in cash resulting from a $14.2 million increase in accounts payable due primarily to the timing of payments;
c)	an increase in cash resulting from a $9.1 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid insurance premiums due to policy amortization and a decrease in prepaid income taxes;
d)	an increase in cash resulting from a $5.9 million increase in deferred revenue due primarily to increased revenues and the timing of billing for services;
e)	an increase in cash resulting from a $2.8 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions; partially offset by
f)	a decrease in cash resulting from a $20.7 million increase in accounts receivable due to an increase in revenues remaining uncollected at the end of the comparable periods;
2)	An increase in depreciation expense of $6.5 million due primarily to increased depletion expense resulting from higher landfill volumes and increased depreciation expense resulting from increased capital expenditures;

3)	An increase in equity-based compensation expense of $2.0 million attributable to a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel; less
4)	A decrease in our loss on prior corporate office lease of $10.5 million due to the cessation of use of our former corporate headquarters in Folsom, California in June 2013; less
5)	A decrease in the loss (gain) on disposal of assets of $4.6 million due primarily to the sale of two operating locations at a loss in 2013 and the sale of the property used by a former operating location at a gain in 2014; less
6)	A decrease of $4.4 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is taxable to us; less

7)	A decrease in our provision for deferred taxes of $7.9 million due primarily to tax deductible timing differences associated with depreciation.

As of June 30, 2014, we had a working capital deficit of $25.0 million, including cash and equivalents of $21.4 million.  Our working capital deficit increased $8.5 million from a deficit of $16.5 million at December 31, 2013, including cash and equivalents of $13.6 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $39.7 million to $108.0 million for the six months ended June 30, 2014, from $68.3 million for the six months ended June 30, 2013.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $28.4 million primarily due to the acquisition of a permitted development stage construction and demolition landfill site and a permitted development stage E&P landfill site during the six months ended June 30, 2014; and
2)	A cash receipt of $18.0 million during the six months ended June 30, 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360; less
3)	A decrease in capital expenditures for property and equipment of $3.9 million due primarily to a decrease in expenditures for vehicles and leasehold improvements, partially offset by an increase in expenditures for acquisitions closed subsequent to June 30, 2013 and new facilities in our E&P segment.

Financing Activities Cash Flows

Net cash used in financing activities decreased $30.3 million to $163.9 million for the six months ended June 30, 2014, from $194.2 million for the six months ended June 30, 2013.  The significant components of the decrease include the following:

1)	A decrease in net repayments of long-term borrowings of $25.5 million due primarily to decreased repayments of our credit facility as a result of the aforementioned increase in payments for acquisitions during the six months ended June 30, 2014 and the cash receipt during the six months ended June 30, 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360;
2)	An increase of $4.4 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is taxable to us;
3)	An increase of $2.2 million resulting from lower payments of contingent consideration during the six months ended June 30, 2014; less

4)	An increase in cash dividends paid of $3.8 million due to an increase in our quarterly dividend rate to $0.115 per share for the six months ended June 30, 2014, from a quarterly dividend rate of $0.10 per share for the six months ended June 30, 2013, and an increase in our total common shares outstanding.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2014. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of each of June 30, 2014 and 2013, we had repurchased in aggregate 39.9 million shares of our common stock at an aggregate cost of $784.0 million.  As of June 30, 2014, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million. No shares were repurchased under the program during the six months ended June 30, 2014 and 2013.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2013, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.10 to $0.115 per share. Cash dividends of $28.5 million and $24.7 million were paid during the six months ended June 30, 2014 and 2013, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $83.7 million in capital expenditures during the six months ended June 30, 2014.  We expect to make capital expenditures of approximately $200 million in 2014 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2014 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

On May 15, 2014, we and certain of our subsidiaries entered into an amendment (the “Term Loan Amendment”) to our term loan facility, which changed the range of the additional interest margin applicable to borrowings under the term loan facility from a range of 1.375% to 2.375% to a range of 1.250% to 2.000% with respect to LIBOR borrowings and from a range of 0.375% to 1.375% to a range of 0.250% to 1.000% with respect to base rate borrowings. The Term Loan Amendment also eliminated our obligation to make principal payments on our term loans prior to maturity and made certain adjustments to the definition of LIBOR.

As of June 30, 2014, we had $632.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $75.0 million.  Our revolving credit facility matures in May 2018.

As of June 30, 2014, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$1,935,293	$4,031	$280,029	$1,358,340	$292,893
Cash interest payments	224,517	58,421	101,578	48,596	15,922
Contingent consideration	75,885	31,416	4,905	4,703	34,861
Final capping, closure and post-closure	662,351	-	3,140	2,818	656,393

Long-term debt payments include:

1)	$632.0 million in principal payments due May 2018 related to our credit facility. We may elect to draw amounts on our credit facility in either base rate loans or LIBOR loans. At June 30, 2014, all amounts outstanding under the credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus applicable LIBOR margin (approximately 1.52% at June 30, 2014). As of June 30, 2014, our credit facility allowed us to borrow up to $1.2 billion.

2)	$660.0 million in principal payments related to our term loan facility. Outstanding amounts on the term loan facility can be either base rate loans or LIBOR loans. At June 30, 2014, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.65% at June 30, 2014). Our term loan facility matures on October 25, 2017.

3)	$175.0 million in principal payments due 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$32.8 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.09% and 0.14%) at June 30, 2014. The tax-exempt bonds have maturity dates ranging from 2016 to 2033.

9)	$10.5 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at June 30, 2014, and have maturity dates ranging from 2015 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the LIBOR rate plus the applicable LIBOR margin at June 30, 2014. We assumed the credit facility is paid off when it matures in May 2018.

2)	We calculated cash interest payments on the term loan facility using the LIBOR rate plus the applicable LIBOR margin at June 30, 2014.

3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $59.3 million recorded as liabilities in our condensed consolidated financial statements at June 30, 2014, and $16.6 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$148,504	$18,321	$31,189	$23,791	$75,203
Unconditional purchase obligations	$9,562	$9,562	$-	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At June 30, 2014, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 2.5 million gallons remaining to be purchased for a total of $9.6 million. The current fuel purchase contracts expire on or before December 31, 2014. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $424.2 million and $393.6 million at June 30, 2014 and December 31, 2013, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2014 and 2013, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2014		2013
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	50	9,684	49	9,010
Operated landfills	5	240	5	218
	55	9,924	54	9,228

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the six month periods ended June 30, 2014 and 2013, are calculated as follows (amounts in thousands):

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities	$279,681	$255,523
Plus/less: Change in book overdraft	18	(90)
Plus: Proceeds from disposal of assets	5,863	3,622
Plus: Excess tax benefit associated with equity-based compensation	7,096	2,667
Less: Capital expenditures for property and equipment	(83,679)	(87,541)
Less: Distributions to noncontrolling interests	(371)	(198)
Adjustments:
Corporate office relocation (a)	-	1,832
Tax effect (b)	-	(161)
Adjusted free cash flow	$208,608	$175,654

(a)	Reflects the addback of third party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.
(b)	The tax effect of the Corporate office relocation is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on disposal of assets, plus other expense, less other income.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and six month periods ended June 30, 2014 and 2013, are calculated as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$62,900	$43,995	$112,122	$85,674
Plus: Income tax provision	40,537	28,445	74,470	55,408
Plus: Interest expense	15,940	18,928	32,851	37,940
Plus: Depreciation and amortization	63,825	60,977	126,378	119,064
Plus: Closure and post-closure accretion	861	753	1,739	1,514
Plus/less: Loss (gain) on disposal of assets	(1,324)	3,445	(1,465)	3,122
Plus/less: Other expense (income), net	(661)	1,706	(137)	965
Adjustments:
Plus: Loss on prior corporate office lease (a)	-	10,498	-	10,498
Plus: Acquisition-related costs (b)	390	333	648	806
Plus: Corporate relocation expenses (c)	-	270	-	422
Adjusted EBITDA	$182,468	$169,350	$346,606	$315,413

(a)	Reflects the addback of the loss on the prior corporate office lease resulting from the relocation of our corporate headquarters from California to Texas.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the three and six month periods ended June 30, 2014 and 2013, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reported net income attributable to Waste Connections	$62,664	$43,967	$111,679	$85,523
Adjustments:
Amortization of intangibles (a)	6,720	6,211	13,456	12,650
Acquisition-related expenses (b)	390	2,020	648	2,494
Loss (gain) on disposal of assets (c)	(1,324)	3,445	(1,465)	3,122
Corporate relocation expenses (d)	-	270	-	422
Loss on prior corporate office lease (e)	-	10,498	-	10,498
Tax effect (f)	(2,219)	(8,584)	(4,847)	(11,163)
Impact of deferred tax adjustment (g)	-	-	1,220	-
Adjusted net income attributable to Waste Connections	$66,231	$57,827	$120,691	$103,546

Diluted earnings per common share attributable to Waste Connections’ common stockholders:
Reported net income	$0.50	$0.35	$0.89	$0.69
Adjusted net income	$0.53	$0.47	$0.97	$0.84

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related expenses, including transaction costs and adjustments to the fair value of contingent consideration.
(c)	Reflects the elimination of a loss (gain) on disposal of assets.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	Reflects the addback of the loss on the prior corporate office lease resulting from the relocation of our corporate headquarters from California to Texas.
(f)	The aggregate tax effect of the adjustments in footnotes (a) through (e) is calculated based on the applied tax rates for the respective periods.
(g)	Reflects the elimination of an increase to the income tax provision associated with an increase in the Company’s deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act on March 31, 2014.

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

At June 30, 2014, our derivative instruments included seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
August 2011	$150,000	0.800%	1-month LIBOR	April 2012	January 2015
December 2011	$175,000	1.600%	1-month LIBOR	February 2014	February 2017
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020

*	Plus applicable margin.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2014 and December 31, 2013, of $999.8 million and $1.128 billion, respectively, including floating rate debt under our credit facility, term loan facility and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2014 and December 31, 2013, would decrease our annual pre-tax income by approximately $10.0 million and $11.3 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At June 30, 2014, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2014, we expect to purchase approximately 31.5 million gallons of fuel, of which 22.0 million gallons will be purchased at market prices, 5.9 million gallons will be purchased under our fixed price fuel purchase contracts and 3.6 million gallons are hedged at a fixed price under our fuel hedge agreement. During the six month period of July 1, 2014 to December 31, 2014, we expect to purchase approximately 11.0 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2014 would decrease our pre-tax income during this period by approximately $1.1 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 35 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2014 and 2013, would have had a $2.9 million and $3.4 million impact on revenues for the six months ended June 30, 2014 and 2013, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Information regarding our legal proceedings can be found in Note 15 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 5.     Other Information

On July 17, 2014, the Board of Directors of the Company approved the Fourth Amended and Restated Bylaws. The Fourth Amended and Restated Bylaws replace, in their entirety, the Third Amended and Restated Bylaws, which were previously adopted by the Board of Directors of the Company on April 21, 2009. The Fourth Amended and Restated Bylaws became effective on approval by the Board of Directors.

The Fourth Amended and Restated Bylaws amended Article VII to add a new Section 4 to include a forum selection provision. As amended, Article VII, Section 4 of the Fourth Amended and Restated Bylaws generally provides that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by law, be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, or (4) any action asserting a claim governed by the internal affairs doctrine.

In addition, the Fourth Amended and Restated Bylaws amended language in Article II, Section 1 to update the location of the Company’s principal office from Folsom, California to The Woodlands, Texas. As amended, Article II, Section 1 generally provides that meetings of stockholders of the Company will be held at the principal office of the Company in The Woodlands, Texas, at such place as may be fixed from time to time by the Board of Directors of the Company, or at such other place either within or without the State of Delaware as shall be designated from time to time by the Board of Directors of the Company.

A copy of the Fourth Amended and Restated Bylaws of the Company is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

Item 6.     Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 21, 2014	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 21, 2014	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective July 17, 2014

10.1+	Waste Connections, Inc. 2014 Incentive Award Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on May 19, 2014)

10.2+	Form Grant Agreement for Performance-Based Restricted Stock Units pursuant to 2014 Incentive Award Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on May 19, 2014)

10.3+	Form Warrant to Purchase Common Stock pursuant to 2014 Incentive Award Plan

10.4	Second Amendment to Term Loan Agreement, dated as of May 15, 2014 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on May 19, 2014)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

 + Management contract or compensatory plan, contract or arrangement.

