Form 10-Q
period 2014-09-30
Waste Connections, Inc.
filed 2014-10-22
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 15, 2014: 124,120,127 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and equivalents	$13,327	$13,591
Accounts receivable, net of allowance for doubtful accounts of $6,377 and $7,348 at September 30, 2014 and December 31, 2013, respectively	262,346	234,001
Deferred income taxes	48,715	41,275
Prepaid expenses and other current assets	36,131	39,638
Total current assets	360,519	328,505

Property and equipment, net	2,450,067	2,450,649
Goodwill	1,687,915	1,675,154
Intangible assets, net	510,914	527,871
Restricted assets	38,636	35,921
Other assets, net	45,813	46,152
	$5,093,864	$5,064,252
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$113,303	$105,394
Book overdraft	12,276	12,456
Accrued liabilities	146,019	119,026
Deferred revenue	78,440	71,917
Current portion of contingent consideration	32,417	30,840
Current portion of long-term debt and notes payable	3,621	5,385
Total current liabilities	386,076	345,018

Long-term debt and notes payable	1,888,593	2,067,590
Long-term portion of contingent consideration	25,236	24,710
Other long-term liabilities	85,675	77,035
Deferred income taxes	513,654	501,692
Total liabilities	2,899,234	3,016,045

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 124,119,712 and 123,566,487 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,241	1,236
Additional paid-in capital	813,308	796,085
Accumulated other comprehensive loss	(1,940)	(1,869)
Retained earnings	1,376,623	1,247,630
Total Waste Connections’ equity	2,189,232	2,043,082
Noncontrolling interest in subsidiaries	5,398	5,125
Total equity	2,194,630	2,048,207
	$5,093,864	$5,064,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$546,551	$503,646	$1,552,953	$1,442,918
Operating expenses:
Cost of operations	297,849	274,141	847,860	794,588
Selling, general and administrative	57,991	53,536	170,163	159,690
Depreciation	58,998	55,863	171,920	162,277
Amortization of intangibles	6,702	6,211	20,158	18,861
Loss (gain) on disposal of assets and impairments	9,000	(1,725)	7,535	11,895
Operating income	116,011	115,620	335,317	295,607

Interest expense	(15,815)	(17,911)	(48,666)	(55,851)
Other income (expense), net	(389)	845	(252)	(119)
Income before income tax provision	99,807	98,554	286,399	239,637
Income tax provision	(39,523)	(37,641)	(113,992)	(93,049)
Net income	60,284	60,913	172,407	146,588
Less: Net income attributable to noncontrolling interests	(200)	(207)	(644)	(359)
Net income attributable to Waste Connections	$60,084	$60,706	$171,763	$146,229
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.48	$0.49	$1.38	$1.18
Diluted	$0.48	$0.49	$1.38	$1.18
Shares used in the per share calculations:
Basic	124,342,493	123,676,936	124,179,478	123,557,317
Diluted	124,769,981	124,279,666	124,778,292	124,089,422

Cash dividends per common share	$0.115	$0.10	$0.345	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$60,284	$60,913	$172,407	$146,588

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,313	1,424	3,267	4,203
Fuel hedge amounts reclassified into cost of operations	(214)	-	(841)	-
Changes in fair value of interest rate swaps	968	(1,310)	(1,536)	514
Changes in fair value of the fuel hedge	(1,192)	438	(1,010)	486
Other comprehensive income (loss), before tax	875	552	(120)	5,203
Income tax (expense) benefit related to items of other comprehensive income	(336)	(211)	49	(1,985)
Other comprehensive income (loss), net of tax	539	341	(71)	3,218
Comprehensive income	60,823	61,254	172,336	149,806
Less: Comprehensive income attributable to noncontrolling interests	(200)	(207)	(644)	(359)
Comprehensive income attributable to Waste Connections	$60,623	$61,047	$171,692	$149,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2013	123,566,487	$1,236	$796,085	$(1,869)	$1,247,630	$5,125	$2,048,207
Vesting of restricted stock units	501,857	5	(5)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(159,534)	(2)	(6,794)	-	-	-	(6,796)
Equity-based compensation	-	-	13,889	-	-	-	13,889
Exercise of stock options and warrants	210,902	2	2,956	-	-	-	2,958
Excess tax benefit associated with equity-based compensation	-	-	7,177	-	-	-	7,177
Cash dividends on common stock	-	-	-	-	(42,770)	-	(42,770)
Amounts reclassified into earnings, net of taxes	-	-	-	1,496	-	-	1,496
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(1,567)	-	-	(1,567)
Distributions to noncontrolling interests	-	-	-	-	-	(371)	(371)
Net income	-	-	-	-	171,763	644	172,407
Balances at September 30, 2014	124,119,712	$1,241	$813,308	$(1,940)	$1,376,623	$5,398	$2,194,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2013

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2012	123,019,494	$1,230	$779,904	$(6,165)	$1,103,188	$4,973	$1,883,130
Vesting of restricted stock units	480,903	5	(5)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(151,769)	(2)	(5,419)	-	-	-	(5,421)
Equity-based compensation	-	-	11,268	-	-	-	11,268
Exercise of stock options and warrants	197,560	2	2,232	-	-	-	2,234
Excess tax benefit associated with equity-based compensation	-	-	3,539	-	-	-	3,539
Cash dividends on common stock	-	-	-	-	(37,005)	-	(37,005)
Amounts reclassified into earnings, net of taxes	-	-	-	2,595	-	-	2,595
Changes in fair value of cash flow hedges, net of taxes	-	-	-	623	-	-	623
Distributions to noncontrolling interests	-	-	-	-	-	(198)	(198)
Net income	-	-	-	-	146,229	359	146,588
Balances at September 30, 2013	123,546,188	$1,235	$791,519	$(2,947)	$1,212,412	$5,134	$2,007,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$172,407	$146,588
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	7,535	11,895
Depreciation	171,920	162,277
Amortization of intangibles	20,158	18,861
Deferred income taxes, net of acquisitions	4,572	24,411
Amortization of debt issuance costs	2,362	2,836
Equity-based compensation	13,889	11,268
Interest income on restricted assets	(345)	(295)
Interest accretion	3,631	3,677
Excess tax benefit associated with equity-based compensation	(7,177)	(3,539)
Payment of contingent consideration recorded in earnings	-	(5,059)
Net change in operating assets and liabilities, net of acquisitions	25,674	12,484
Net cash provided by operating activities	414,626	385,404

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(49,231)	(2,031)
Proceeds from adjustments to acquisition consideration	843	18,000
Capital expenditures for property and equipment	(148,843)	(140,872)
Proceeds from disposal of assets	6,139	9,075
Increase in restricted assets, net of interest income	(2,370)	(81)
Other	18	(4,868)
Net cash used in investing activities	(193,444)	(120,777)

Cash flows from financing activities:
Proceeds from long-term debt	214,000	212,500
Principal payments on notes payable and long-term debt	(394,761)	(418,316)
Payment of contingent consideration recorded at acquisition date	(578)	(23,530)
Change in book overdraft	(180)	(374)
Proceeds from option and warrant exercises	2,958	2,234
Excess tax benefit associated with equity-based compensation	7,177	3,539
Payments for cash dividends	(42,770)	(37,005)
Tax withholdings related to net share settlements of restricted stock units	(6,796)	(5,421)
Distributions to noncontrolling interests	(371)	(198)
Debt issuance costs	(125)	(1,987)
Net cash used in financing activities	(221,446)	(268,558)

Net decrease in cash and equivalents	(264)	(3,931)
Cash and equivalents at beginning of period	13,591	23,212
Cash and equivalents at end of period	$13,327	$19,281

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$5,370	$486

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and nine month periods ended September 30, 2014 and 2013.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

3.	LANDFILL ACCOUNTING

At September 30, 2014, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, six exploration and production (“E&P”) waste landfills, which only accept E&P waste, eight non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste, and two development stage landfills. At September 30, 2014, the Company’s developed and operational landfills consisted of 45 owned landfills, six landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $1,622,906 at September 30, 2014.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2014, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 37 years.  As of September 30, 2014, the Company is seeking to expand permitted capacity at six of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 42 years, with lives ranging from approximately 2 to 192 years.

During the nine months ended September 30, 2014 and 2013, the Company expensed $62,334 and $60,142, respectively, or an average of $4.09 and $4.21 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2014 and 2013 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2013 and 2012.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2014 and 2013. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the nine months ended September 30, 2014 and 2013, the Company expensed $2,445 and $2,077, respectively, or an average of $0.16 and $0.15 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2013 to September 30, 2014:

Final capping, closure and post-closure liability at December 31, 2013	$50,128
Adjustments to final capping, closure and post-closure liabilities	2,113
Liabilities incurred	2,782
Accretion expense associated with landfill obligations	2,445
Closure payments	(48)
Assumption of closure liabilities from acquisitions	120
Final capping, closure and post-closure liability at September 30, 2014	$57,540

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

At September 30, 2014, $36,016 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

4.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Revolver under credit facility, bearing interest ranging from 1.52% to 3.75%*	$591,000	$727,100
Term loan facility, bearing interest ranging from 1.65% to 2.04%*	660,000	700,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.06% to 0.18%*	31,430	33,030
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	9,784	12,845
	1,892,214	2,072,975
Less – current portion	(3,621)	(5,385)
	$1,888,593	$2,067,590

____________________

*Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2014.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.	ACQUISITIONS

In March 2014, the Company acquired Screwbean Landfill, LLC (“Screwbean”), which owns land and permits to construct and operate an E&P waste facility, and S.A. Dunn & Company, LLC (“Dunn”), which owns land and permits to construct and operate a construction and demolition landfill, for aggregate total cash consideration of $27,020 and contingent consideration of $2,923. Contingent consideration represents the fair value of up to $3,000 of amounts payable to the former Dunn owners based on the successful modification of site construction permits that would enable increased capacity at the landfill. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligations are expected to be settled, and applying discount rates ranging from 2.4% to 2.7%.

In September 2014, the Company acquired Rumsey Environmental, LLC (“Rumsey”), which provides solid waste collection services in western Alabama, for aggregate total cash consideration of $16,000 and contingent consideration of $1,891. Contingent consideration represents the fair value of up to $2,000 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligation is expected to be settled, and applying a discount rate of 2.8%.

The Company also acquired three individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the nine months ended September 30, 2014. The Company acquired six individually immaterial non-hazardous solid waste collection businesses during the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2014 and 2013, the Company incurred $1,384 and $974, respectively, of acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

6.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$195,887	$(50,597)	$145,290
Customer lists	155,562	(73,466)	82,096
Permits and non-competition agreements	41,369	(11,484)	29,885
	392,818	(135,547)	257,271
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$646,461	$(135,547)	$510,914

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$196,110	$(45,114)	$150,996
Customer lists	152,378	(59,950)	92,428
Permits and non-competition agreements	41,369	(10,565)	30,804
	389,857	(115,629)	274,228
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$643,500	$(115,629)	$527,871

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2014	$26,856
For the year ending December 31, 2015	$26,452
For the year ending December 31, 2016	$22,499
For the year ending December 31, 2017	$20,418
For the year ending December 31, 2018	$19,492

7.	SEGMENT REPORTING

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

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is EBITDA. The Company defines EBITDA as earnings before interest, taxes, depreciation, amortization, gain (loss) on disposal of assets and impairments and other income (expense).  EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of EBITDA to Income before income tax provision is included at the end of this Note 7.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2014 and 2013, is shown in the following tables:

Three Months Ended September 30, 2014	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$240,744	$(24,895)	$215,849	$69,140
Central	167,945	(18,732)	149,213	53,809
Eastern	123,634	(21,010)	102,624	29,379
E&P	82,385	(3,520)	78,865	39,535
Corporate(a)	-	-	-	(1,152)
	$614,708	$(68,157)	$546,551	$190,711

Three Months Ended September 30, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$236,849	$(26,638)	$210,211	$67,773
Central	151,181	(16,848)	134,333	48,845
Eastern	115,944	(19,884)	96,060	28,038
E&P	65,376	(2,334)	63,042	31,125
Corporate(a)	-	-	-	188
	$569,350	$(65,704)	$503,646	$175,969

Nine Months Ended September 30, 2014	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$689,251	$(71,778)	$617,473	$194,894
Central	471,247	(51,052)	420,195	148,471
Eastern	353,551	(59,543)	294,008	87,284
E&P	232,447	(11,170)	221,277	111,730
Corporate(a)	-	-	-	(7,449)
	$1,746,496	$(193,543)	$1,552,953	$534,930

Nine Months Ended September 30, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	EBITDA(c)
Western	$682,705	$(76,510)	$606,195	$188,736
Central	426,353	(46,993)	379,360	137,600
Eastern	336,916	(57,362)	279,554	82,947
E&P	186,255	(8,446)	177,809	82,036
Corporate(a)	-	-	-	(2,679)
	$1,632,229	$(189,311)	$1,442,918	$488,640

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the nine months ended September 30, 2014 and 2013, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2013	$372,915	$459,054	$380,570	$462,615	$1,675,154
Goodwill acquired	-	2,050	11,698	-	13,748
Goodwill divested	-	(143)	-	-	(143)
Goodwill adjustments	-	(843)	(1)	-	(844)
Balance as of September 30, 2014	$372,915	$460,118	$392,267	$462,615	$1,687,915

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2012	$373,143	$430,412	$380,561	$452,441	$1,636,557
Goodwill transferred	-	(9,196)	-	9,196	-
Goodwill acquired	521	70	567	575	1,733
Goodwill divested	(749)	-	-	-	(749)
Balance as of September 30, 2013	$372,915	$421,286	$381,128	$462,212	$1,637,541

The Company has no accumulated impairment losses associated with goodwill.

A reconciliation of the Company’s primary measure of segment profitability (EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Western segment EBITDA	$69,140	$67,773	$194,894	$188,736
Central segment EBITDA	53,809	48,845	148,471	137,600
Eastern segment EBITDA	29,379	28,038	87,284	82,947
E&P segment EBITDA	39,535	31,125	111,730	82,036
Subtotal reportable segments	191,863	175,781	542,379	491,319
Unallocated corporate overhead	(1,152)	188	(7,449)	(2,679)
Depreciation	(58,998)	(55,863)	(171,920)	(162,277)
Amortization of intangibles	(6,702)	(6,211)	(20,158)	(18,861)
Gain (loss) on disposal of assets and impairments	(9,000)	1,725	(7,535)	(11,895)
Interest expense	(15,815)	(17,911)	(48,666)	(55,851)
Other income (expense), net	(389)	845	(252)	(119)
Income before income tax provision	$99,807	$98,554	$286,399	$239,637

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table shows, for the periods indicated, the Company’s total reported revenues by service line and with intercompany eliminations:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Solid waste collection	$333,917	$312,872	$962,683	$912,488
Solid waste disposal and transfer	167,129	158,142	461,605	434,513
E&P waste treatment, recovery and disposal	86,085	68,605	242,049	194,720
Solid waste recycling	14,973	18,402	44,713	55,806
Intermodal and other	12,604	11,329	35,446	34,702
	614,708	569,350	1,746,496	1,632,229
Less: intercompany elimination	(68,157)	(65,704)	(193,543)	(189,311)
Total revenues	$546,551	$503,646	$1,552,953	$1,442,918

8.	DERIVATIVE FINANCIAL INSTRUMENTS

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

At September 30, 2014, the Company’s derivative instruments included seven interest rate swap agreements as follows:

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
August 2011	$150,000	0.798%	1-month LIBOR	April 2012	January 2015
December 2011	$175,000	1.600%	1-month LIBOR	February 2014	February 2017
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2014, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2014, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$1,236	Accrued liabilities(a)	$(3,985)
			Other long-term liabilities	(747)

Fuel hedge	Prepaid expenses and other current assets(b)	275
	Other assets, net	73
Total derivatives designated as cash flow hedges		$1,584		$(4,732)

____________________

(a)    Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2014 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)    Represents the estimated amount of the existing unrealized gains on the fuel hedge as of September 30, 2014 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the three and nine months ended September 30, 2014 and 2013:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013
Interest rate swaps	$597	$(809)	Interest expense	$809	$879
Fuel hedge	(735)	271	Cost of operations	(132)	-
Total	$(138)	$(538)		$677	$879

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Interest rate swaps	$(942)	$323	Interest expense	$2,014	$2,595
Fuel hedge	(625)	300	Cost of operations	(518)	-
Total	$(1,567)	$623		$1,496	$2,595

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

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contract.  There was no significant ineffectiveness recognized on the fuel hedge during the nine months ended September 30, 2014 and 2013.

See Note 12 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge.  As of September 30, 2014 and December 31, 2013, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2014 and December 31, 2013, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2014 and December 31, 2013, are as follows:

	Carrying Value at		Fair Value* at
	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013
6.22% Senior Notes due 2015	$175,000	$175,000	$183,844	$187,206
3.30% Senior Notes due 2016	$100,000	$100,000	$102,823	$102,066
4.00% Senior Notes due 2018	$50,000	$50,000	$52,825	$50,992
5.25% Senior Notes due 2019	$175,000	$175,000	$193,773	$185,037
4.64% Senior Notes due 2021	$100,000	$100,000	$107,592	$100,341

________________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedge and restricted assets, refer to Note 11.

10.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$60,084	$60,706	$171,763	$146,229

Denominator:
Basic shares outstanding	124,342,493	123,676,936	124,179,478	123,557,317
Dilutive effect of stock options and warrants	62,205	182,175	103,401	192,054
Dilutive effect of restricted stock units	365,283	420,555	495,413	340,051
Diluted shares outstanding	124,769,981	124,279,666	124,778,292	124,089,422

For the three months ended September 30, 2014 and 2013, stock options and warrants to purchase 9,906 and 493 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2014 and 2013, stock options and warrants to purchase 9,906 and 1,533 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $3.64 to $3.79 at September 30, 2014 and from $3.79 to $4.00 at December 31, 2013. The weighted average DOE index curve used in the DCF model was $3.68 and $3.91 at September 30, 2014 and December 31, 2013, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for identical assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, were as follows:

	Fair Value Measurement at September 30, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(3,496)	$-	$(3,496)	$-
Fuel hedge derivative instrument – net asset position	$348	$-	$-	$348
Restricted assets	$36,428	$36,428	$-	$-

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(5,226)	$-	$(5,226)	$-
Fuel hedge derivative instrument – net asset position	$2,199	$-	$-	$2,199
Restricted assets	$32,782	$32,782	$-	$-

  The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2014:

Level 3 Derivatives
Balance as of December 31, 2013	$2,199
Realized gains included in earnings	(841)
Unrealized gains included in AOCL	(1,010)
Balance as of September 30, 2014	$348

The following table summarizes the change in the fair value for Level 3 derivatives for the nine months ended September 30, 2013:

Level 3 Derivatives
Balance as of December 31, 2012	$1,187
Unrealized gains included in AOCL	486
Balance as of September 30, 2013	$1,673

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2014 and 2013, are as follows:

	Three months ended September 30, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,313	$(504)	$809
Fuel hedge amounts reclassified into cost of operations	(214)	82	(132)
Changes in fair value of interest rate swaps	968	(371)	597
Changes in fair value of fuel hedge	(1,192)	457	(735)
	$875	$(336)	$539

	Three months ended September 30, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,424	$(545)	$879
Changes in fair value of interest rate swaps	(1,310)	501	(809)
Changes in fair value of fuel hedge	438	(167)	271
	$552	$(211)	$341

	Nine months ended September 30, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,267	$(1,253)	$2,014
Fuel hedge amounts reclassified into cost of operations	(841)	323	(518)
Changes in fair value of interest rate swaps	(1,536)	594	(942)
Changes in fair value of fuel hedge	(1,010)	385	(625)
	$(120)	$49	$(71)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Nine months ended September 30, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,203	$(1,608)	$2,595
Changes in fair value of interest rate swaps	514	(191)	323
Changes in fair value of fuel hedge	486	(186)	300
	$5,203	$(1,985)	$3,218

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,357	$(3,226)	$(1,869)
Amounts reclassified into earnings	(518)	2,014	1,496
Changes in fair value	(625)	(942)	(1,567)
Balance at September 30, 2014	$214	$(2,154)	$(1,940)

See Note 8 for further discussion on the Company’s derivative instruments.

13.	STOCKHOLDERS' EQUITY

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Restricted Stock Units

A summary of activity related to restricted stock units under the Third Amended and Restated 2004 Equity Incentive Plan during the nine month period ended September 30, 2014, is presented below:

Unvested Shares
Outstanding at December 31, 2013	1,299,466
Granted	491,405
Forfeited	(29,362)
Vested and Issued	(491,192)
Vested and Unissued	(70,422)
Outstanding at September 30, 2014	1,199,895

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the nine month period ended September 30, 2014 was $42.41.

A summary of activity related to restricted stock units under the 2014 Plan during the nine month period ended September 30, 2014, is presented below:

Unvested Shares
Outstanding at December 31, 2013	-
Granted	12,350
Forfeited	-
Vested and Issued	-
Vested and Unissued	-
Outstanding at September 30, 2014	12,350

The weighted average grant-date fair value per share for the shares of common stock underlying the restricted stock units granted during the nine month period ended September 30, 2014 was $47.35.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A summary of activity related to PBRSU’s during the nine month period ended September 30, 2014, is presented below:

Unvested Shares
Outstanding at December 31, 2013	-
Granted	54,723
Forfeited	-
Vested	-
Outstanding at September 30, 2014	54,723

The weighted average grant-date fair value per share for the shares of common stock underlying the PBRSUs granted during the nine month period ended September 30, 2014 was $42.33.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PBRSUs for each three-year performance period. The three-year performance period for the PBRSU’s granted during the nine month period ended September 30, 2014 ends on December 31, 2016.

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

Deferred Restricted Stock Units

Recipients of the Company’s restricted stock unit awards (“RSUs”) who participate in the Company’s Nonqualified Deferred Compensation Plan may elect to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs shares of the Company’s common stock underlying the deferred RSUs. At September 30, 2014 and 2013, the Company had 223,752 and 163,995 vested deferred RSUs outstanding, respectively.

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2014.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the nine months ended September 30, 2014 and 2013, the Company did not repurchase any shares of its common stock. As of September 30, 2014, the remaining maximum dollar value of shares available for repurchase under the program was approximately $415,960.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2013, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.10 to $0.115 per share. Cash dividends of $42,770 and $37,005 were paid during the nine months ended September 30, 2014 and 2013, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.	OFFICE RELOCATIONS

In December 2011, the Company commenced a relocation of its corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2013.  Costs related to personnel and office relocation expenses are recorded in Selling, general and administrative expenses in the Condensed Consolidated Statements of Net Income.  In addition, the Company incurred a loss on its prior office leases of $9,902 during the nine months ended September 30, 2013 due to the cessation of use of its former corporate headquarters in Folsom, California and its E&P segment’s former regional offices in Houston, Texas. In October 2013, the Company remitted a payment to terminate the remaining lease obligation of its former headquarters in Folsom, California.  These costs are recorded in Loss (gain) on disposal of assets and impairments in the Condensed Consolidated Statements of Net Income.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of September 30, 2014, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

In July 2009, HDSWF purchased approximately 325 acres of undeveloped land comprising a proposed new site from the State of New Mexico.  HDSWF filed a formal landfill permit application for the new site with the Department on September 17, 2010.  On September 12, 2011, the Department deemed the permit application complete and a public hearing on the matter had been tentatively scheduled for April 9, 2012, in Chaparral, New Mexico. On November 9, 2011, HDSWF filed a motion with the Department to hold in abeyance indefinitely the notice for public hearing and the permit hearing, and HDSWF agreed to provide the Department with at least 120 days’ prior notice of any desired, future permit hearing. The Department granted the motion. HDSWF requested the abeyance to defer capital expenditures related to permitting the new site until late 2014, when HDSWF expected to have a better understanding of several current market conditions and regulatory factors that affect the timing and feasibility of the project. As a result of a variety of business factors, however, HDSWF decided in October 2014 to further postpone any decisions about whether to resume its permitting process for the new site.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2014, the Company had $11,778 of capitalized expenditures related to this landfill development project.  Depending on the outcome of various business factors, the Company may decide in the future to abandon the project and expense the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered.  Alternatively, HDSWF may decide in the future to resume its permitting process for the new site. Under those circumstances, if the Department ultimately denies the landfill permit application for the new site, HDSWF intends to actively resume its efforts to enforce the previously issued landfill permit for the original site in Chaparral. If the Company is ultimately issued a permit to operate the landfill at the new site purchased in July 2009, the Company will be required to expense in a future period $10,324 of capitalized expenditures related to the original Chaparral property, less the recoverable value of that undeveloped property and other amounts recovered. If the Company instead is ultimately issued a permit to operate the landfill at the original Chaparral property, the Company will be required to expense in a future period $1,454 of capitalized expenditures related to the new site purchased in July 2009, less the recoverable value of that undeveloped property and other amounts recovered. If the Company is not ultimately issued a permit to operate the landfill at either one of the two sites, the Company will be required to expense in a future period the $11,778 of capitalized expenditures, less the recoverable value of the undeveloped properties and other amounts recovered.

Solano County, California Landfill Expansion Litigation

On December 17, 2010, Sustainability, Parks, Recycling and Wildlife Legal Defense Fund (“SPRAWLDEF”) and one its members filed a petition for writ of mandate in San Francisco Superior Court seeking to overturn the October 2010 approval of the marsh development permit issued by the San Francisco Bay Conservation and Development Commission (“BCDC”) for the expansion of the Potrero Hills Landfill, alleging that the approval is contrary to the Suisun Marsh Protection Act. The petition, captioned SPRAWLDEF v. San Francisco Bay Conservation and Development Commission, names BCDC as a respondent and the Company as the real party in interest. The Company’s subsidiary, Potrero Hills Landfill, Inc. (“PHLF”), owns and operates the Potrero Hills Landfill. The San Francisco Superior Court stayed the action and, on April 5, 2012, transferred the case to Solano County Superior Court. On November 29, 2012, the Superior Court issued an order finding that the administrative record before BCDC did not contain sufficient evidence regarding net profits for the proposed project or the alternative to support the agency’s finding that the alternative was economically infeasible. The Superior Court therefore issued a writ of mandamus and final judgment on January 14, 2013, setting aside the BCDC permit and remanding it back to the agency for further consideration. Both the Company and BCDC filed notices of appeal, staying execution of the writ and judgment pending the appeal. On April 29, 2014, the Court of Appeal issued an opinion reversing the trial court order. In a unanimous decision, the Court of Appeal rejected SPRAWLDEF’s arguments, finding ample evidence in the record to support BCDC’s determination that alternatives to landfill expansion were economically infeasible and remanded the case back to the Superior Court to deny the petition. On June 9, 2014, SPRAWLDEF filed a petition for review in the California Supreme Court. On July 30, 2014, the California Supreme Court denied the petition for review. Following the September 2, 2014 remittitur from the Court of Appeal, on September 17, 2014 the trial court issued judgment in favor of BCDC and PHLF, denying the SPRAWLDEF petition for writ of mandate in its entirety, ending the litigation in the Company’s favor.

On June 10, 2011, June Guidotti, a property owner adjacent to PHLF, and SPRAWLDEF and one of its members, each filed administrative petitions for review with the State Water Resources Control Board (“State Board”) seeking to overturn a May 11, 2011 Order No. 2166-(a) approving waste discharge requirements issued by the San Francisco Bay Regional Water Quality Control Board (“Regional Board”) for PHLF’s landfill expansion, alleging that the order is contrary to the State Board’s Title 27 regulations authorizing waste discharge requirements for landfills, and in the case of the SPRAWLDEF petition, further alleging that the Regional Board’s issuance of a Clean Water Act section 401 certification is not supported by an adequate alternatives analysis as required by the federal Clean Water Act. The Regional Board is preparing the administrative record of its decision to issue Order 2166-(a) to be filed with the State Board as well as its response to the petitions for review. It is anticipated that the Regional Board will vigorously defend its actions and seek dismissal of the petitions for review. A hearing date has not yet been set on either petition, and the State Board has held both the Guidotti and SPRAWLDEF petitions in abeyance at the petitioners’ requests. The Company believes the appeal is without merit, particularly in light of the Court of Appeal’s validation of the Clean Water Act section 401 alternatives analysis in the above-described litigation upholding the BCDC permit. The Company believes that the outcome of the appeals, which may be dismissed by the State Water Resources Control Board, would not have a material effect on the expansion project. The appeals would have no effect on the validity of the land use permit or the marsh development permit, both of which have been finally approved and the litigation challenging these permits has now been concluded in PHLF’s favor.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

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

On February 7, 2012, the County issued a Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012. The lawsuit followed on March 5, 2012. MDSI answered the complaint and asserted a claim against the County for wrongful termination of the contracts. On October 31, 2012, MDSI ceased providing services and vacated the County premises. The case is set for trial in Fresno in May 2015.

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

Hudson Valley, New York TEAM Transportation Workers’ Compensation Trust

In April 2011, the Company acquired Hudson Valley Waste Holding, Inc., County Waste and Recycling Service, Inc., and their subsidiaries (collectively, the “HVC Companies”) from private owners (the “HVC Sellers”) pursuant to a stock purchase agreement dated March 31, 2011 (the “HVC Purchase Agreement”). The HVC Companies are engaged in the solid waste and recycling business in New York’s Hudson Valley. In October 2011, the Company received a letter from the New York State Workers’ Compensation Board (the “WCB”) with respect to the TEAM Transportation Workers’ Compensation Trust (the “TEAM Trust”). The TEAM Trust is a self-insured workers’ compensation program of which certain of the HVC Companies, together with approximately 760 unrelated entities, were participants. The TEAM Trust incurred deficits for a number of years leading up to 2011. In late 2010, TEAM and its members elected to close the TEAM Trust and cease all workers’ compensation coverage, effective on January 1, 2011. The October 2011 WCB letter asserted that the TEAM Trust had insufficient funds to cover outstanding claims and liabilities that preceded the trust’s closure and that, based upon the WCB’s preliminary estimates, the HVC Companies’ allocable portion of the underfunding was approximately $866. On December 7, 2011, the WCB determined that TEAM had demonstrated an inability to properly administer its liabilities, and accordingly, effective February 1, 2012, the WCB assumed the administration and final distribution of TEAM’s assets and liabilities. In February 2012 the Company notified the HVC Sellers that the failure to disclose the HVC Companies’ liability for the TEAM Trust’s underfunded obligations was a breach by the HVC Sellers of the representations and warranties contained in the HVC Purchase Agreement and that, pursuant to the terms of the HVC Purchase Agreement, the Company was seeking indemnification from the HVC Sellers for any liability that the HVC Companies may have with respect to the underfunding of the TEAM Trust. In March 2012, the HVC Sellers agreed to assume the defense of the matter but have denied liability for indemnification under the HVC Purchase Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In July 2014, the Company received another letter from the WCB indicating that, based on a forensic accounting firm’s review of the TEAM Trust’s accumulated deficit, the WCB was increasing its estimate of the HVC Companies’ allocable portion of the liability for the TEAM Trust’s underfunding from approximately $866 to approximately $5,000, including accrued interest. The WCB has also alleged that each former member of the TEAM Trust is jointly and severally liable for the entire deficit of the TEAM Trust. To date, the WCB has issued a total of over $32,000 in deficiency assessments to the TEAM Trust members, including the HVC Companies.

On October 14, 2014, the Company commenced an action against the HVC Sellers in the United States District Court for the Northern District of New York alleging breach of contract, negligent misrepresentation, fraud, and common law indemnification for the TEAM deficits assessed by the WCB and for other costs, fees and damages, and for a declaratory judgment enforcing the HVC Sellers’ indemnification obligations to the Company.

The Company intends to defend itself vigorously, where appropriate, with respect to any alleged liability regarding the underfunding of the TEAM Trust. The Company has accrued for its estimated exposure and expects to begin making monthly payments of approximately $70 on the TEAM deficits assessed by the WCB in the fourth quarter of 2014. As for the Company’s action seeking indemnification or other compensation from the HVC Sellers for any such resulting liabilities and costs, at this point the Company is not able to determine the likelihood of any outcome in that matter.

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (“EPA”), along with more than 100 others, as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site (the “LDWS”). Listed on the National Priorities List in 2001, the LDWS is a five mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington. A group consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company has conducted a Remedial Investigation/Feasibility Study. Cleanup costs are currently estimated in the $400,000 to $500,000 range, although EPA is scheduled to issue its Record of Decision (“ROD”) in late 2014 that should clarify the scope of the planned remediation and its estimated cost. In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a non-binding allocation of certain past and future response costs allegedly incurred at the LDWS. The allocation process is just commencing and is expected to take at least two years to develop evidence relating to each party’s nexus, if any, to the LDWS, for the allocator to hear arguments as to how each PRP’s nexus affects the allocation of response costs, and to determine each party’s share. While the Company does not presently believe its operations have a nexus to the LDWS that would result in liability and intends to defend itself vigorously, at this point the Company is not able to determine the likelihood of any outcome in this matter.

16.         SUBSEQUENT EVENTS

On October 21, 2014, the Company’s Board of Directors extended the term of its existing common stock repurchase program for an additional three years, which now runs through December 31, 2017.

On October 21, 2014, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.115 to $0.13 per share, and then declared a regular quarterly cash dividend of $0.13 per share on the Company’s common stock.  The dividend will be paid on November 18, 2014, to stockholders of record on the close of business on November 4, 2014.

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

As of September 30, 2014, we served residential, commercial, industrial and E&P customers in 31 states:  Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of September 30, 2014, we owned or operated a network of 148 solid waste collection operations; 67 transfer stations; seven intermodal facilities, 35 recycling operations, 56 active MSW, E&P and/or non-MSW landfills, 22 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities, 20 oil recovery facilities and two development stage landfills.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Revenues	$546,551	100.0%	$503,646	100.0%	$1,552,953	100.0%	$1,442,918	100.0%
Cost of operations	297,849	54.5	274,141	54.4	847,860	54.6	794,588	55.1
Selling, general and administrative	57,991	10.6	53,536	10.6	170,163	11.0	159,690	11.1
Depreciation	58,998	10.8	55,863	11.1	171,920	11.0	162,277	11.2
Amortization of intangibles	6,702	1.2	6,211	1.2	20,158	1.3	18,861	1.3
Loss (gain) on disposal of assets and impairments	9,000	1.7	(1,725)	(0.3)	7,535	0.5	11,895	0.8
Operating income	116,011	21.2	115,620	23.0	335,317	21.6	295,607	20.5

Interest expense	(15,815)	(2.9)	(17,911)	(3.6)	(48,666)	(3.1)	(55,851)	(3.9)
Other income (expense), net	(389)	(0.1)	845	0.2	(252)	-	(119)	-
Income tax provision	(39,523)	(7.2)	(37,641)	(7.5)	(113,992)	(7.4)	(93,049)	(6.5)
Net income attributable to noncontrolling interests	(200)	-	(207)	-	(644)	-	(359)	-
Net income attributable to Waste Connections	$60,084	11.0%	$60,706	12.1%	$171,763	11.1%	$146,229	10.1%

Revenues.  Total revenues increased $43.0 million, or 8.5%, to $546.6 million for the three months ended September 30, 2014, from $503.6 million for the three months ended September 30, 2013.

During the three months ended September 30, 2014, incremental revenue from acquisitions closed during, or subsequent to, the three months ended September 30, 2013, increased revenues by approximately $8.9 million. Operations divested during, or subsequent to, the three months ended September 30, 2013, decreased revenues by approximately $2.3 million.

During the three months ended September 30, 2014, the net increase in prices charged to our customers was $12.4 million, consisting of $12.1 million of core price increases and $0.3 million of fuel, materials and environmental surcharges.

During the three months ended September 30, 2014, volume increases in our existing business increased solid waste revenues and E&P revenues by $9.1 million and $15.9 million, respectively. The increase in solid waste volumes was primarily attributable to increases in roll off collection, landfill special waste volumes and transfer station volumes resulting from increased construction and general economic activity in our markets. The increase in E&P volumes was primarily attributable to $7.8 million of revenue from new facilities opened subsequent to September 30, 2013 and $8.1 million of volume increases at facilities owned and operated in each of the comparable periods.

During the three months ended September 30, 2014, the closure of two recycling operations in our Western segment decreased revenues by $3.1 million. Revenues from sales of recyclable commodities at all other facilities owned during the three months ended September 30, 2014 and 2013 increased $0.8 million due primarily to an increase in volumes processed and sold.

Other revenues increased by $1.3 million during the three months ended September 30, 2014, primarily due to $1.1 million of contracted landfill construction services we performed at a landfill we operate.

Total revenues increased $110.1 million, or 7.6%, to $1.553 billion for the nine months ended September 30, 2014, from $1.443 billion for the nine months ended September 30, 2013.

During the nine months ended September 30, 2014, incremental revenue from acquisitions closed during, or subsequent to, the nine months ended September 30, 2013, increased revenues by approximately $22.7 million. Operations divested during, or subsequent to, the nine months ended September 30, 2013, decreased revenues by approximately $9.7 million.

During the nine months ended September 30, 2014, the net increase in prices charged to our customers was $35.1 million, consisting of $34.5 million of core price increases and $0.6 million of fuel, materials and environmental surcharges.

During the nine months ended September 30, 2014, volume increases in our existing business increased solid waste revenues and E&P revenues by $25.2 million and $43.5 million, respectively. The increase in solid waste volumes was primarily attributable to increases in roll off collection, landfill special waste projects, landfill MSW volumes and transfer station volumes resulting from increased construction and general economic activity in our markets. The increase in E&P volumes was primarily attributable to $16.5 million of revenue from new facilities opened subsequent to September 30, 2013 and $27.0 million of volume increases at facilities owned and operated in each of the comparable periods.

During the nine months ended September 30, 2014, the closure of two recycling operations in our Western segment decreased revenues by $8.6 million. Revenues from sales of recyclable commodities at all other facilities owned during the nine months ended September 30, 2014 and 2013 increased $1.2 million due primarily to an increase in volumes processed and sold.

Other revenues increased by $0.7 million during the nine months ended September 30, 2014, consisting of $2.0 million of contracted landfill construction services we performed at a landfill we operate and $0.3 million of other revenue increases, partially offset by a $1.6 million decrease from lower cargo volumes at our intermodal operations due primarily to the loss of a large intermodal customer.

Cost of Operations.  Total cost of operations increased $23.7 million, or 8.6%, to $297.8 million for the three months ended September 30, 2014, from $274.1 million for the three months ended September 30, 2013.  The increase was primarily the result of $4.7 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended September 30, 2013, partially offset by a decrease in operating costs of $1.6 million resulting from operations divested during, or subsequent to, the three months ended September 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in third-party trucking and transportation expenses of $4.0 million due to increased transfer station, landfill and E&P volumes that require us to transport the waste to our disposal sites, an increase in taxes and royalties on revenues of $3.2 million due to increased revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.8 million due to variability in the timing and severity of major repairs, an increase in labor expenses of $2.7 million due primarily to employee pay rate increases, an increase in third-party disposal expense of $1.9 million due to disposal rate increases and higher disposal costs associated with increased collection volumes, an increase in third-party subcontractor expenses of $1.4 million at our E&P facilities to perform processing and remediation services resulting from higher E&P disposal volumes, an increase in employee benefits expenses of $1.3 million due to increased employee participation in our benefits program and increased medical claim costs, an increase of $1.1 million associated with the cost of contracted landfill construction services we performed at a landfill we operate, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.0 million due primarily to adjustments to projected losses on prior period claims, an increase in cell processing reserves at certain E&P locations of $0.6 million, an increase in landfill solidification materials of $0.5 million due to increased E&P volumes and $0.5 million of other net increases, partially offset by a decrease in fuel expense of $0.4 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements.

Total cost of operations increased $53.3 million, or 6.7%, to $847.9 million for the nine months ended September 30, 2014, from $794.6 million for the nine months ended September 30, 2013.  The increase was primarily the result of $12.2 million of additional operating costs from acquisitions closed during, or subsequent to, the nine months ended September 30, 2013, partially offset by a decrease in operating costs of $7.5 million resulting from operations divested during, or subsequent to, the nine months ended September 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in labor expenses of $10.3 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $9.0 million due to increased transfer station, landfill and E&P volumes that require us to transport the waste to our disposal sites, an increase in truck, container, equipment and facility maintenance and repair expenses of $7.3 million due to variability in the timing and severity of major repairs, an increase in taxes and royalties on revenues of $7.2 million due primarily to increased revenues, an increase in third-party disposal expense of $5.7 million due to disposal rate increases and higher disposal associated with increased collection volumes, an increase in auto and workers’ compensation claims expense under our high deductible insurance program of $3.8 million due primarily to adjustments to projected losses on prior period claims, an increase of $2.1 million related to an increase in the volume of waste solidification materials needed to treat higher waste volumes at our E&P facilities and regulatory changes requiring use of higher cost waste solidification materials at one of our landfills, an increase of $2.0 million associated with the cost of contracted landfill construction services we performed at a landfill we operate, an increase in third-party subcontractor expenses of $1.3 million at our E&P facilities to perform processing and remediation services resulting from higher E&P disposal volumes, an increase in employee benefits expenses of $1.0 million due to increased employee participation in our benefits program and increased medical claim costs, an increase in fuel expense of $0.4 million resulting from the net of an increase in total diesel fuel gallons consumed, less lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and $1.6 million of other net increases, partially offset by a decrease in equipment rental expense of $1.6 million resulting from capital purchases replacing certain equipment that was previously rented at our E&P facilities and a decrease in the cost of recyclable commodities of $1.5 million due to declines in commodity prices and decreased commodity volumes resulting from the closure of two of our recyclable processing centers subsequent to September 30, 2013.

Cost of operations as a percentage of revenues increased 0.1 percentage points to 54.5% for the three months ended September 30, 2014, from 54.4% for the three months ended September 30, 2013.  The increase as a percentage of revenues was comprised of a 0.4 percentage point increase from higher third-party trucking expenses, a 0.3 percentage point increase in taxes and royalties on revenue, a 0.3 percentage point increase in third-party subcontractor expenses at our E&P facilities, a 0.2 percentage point increase in truck, container, equipment and facility maintenance and repair expenses and a 0.2 percentage point increase associated with the cost of contracted landfill construction services we performed at a landfill we operate, partially offset by a 0.6 percentage point decrease in labor expenses and a 0.5 percentage point decrease in fuel due to leveraging existing personnel and equipment to support increases in landfill and E&P revenues, and a 0.2 percentage point decrease in disposal expense resulting from the increased internalization of certain collection and transfer station volumes, as well as increased landfill and E&P revenues not resulting in increased disposal expenses.

Cost of operations as a percentage of revenues decreased 0.5 percentage points to 54.6% for the nine months ended September 30, 2014, from 55.1% for the nine months ended September 30, 2013.  The decrease as a percentage of revenues was comprised of a 0.4 percentage point decrease in labor expenses and a 0.3 percentage point decrease in fuel due to leveraging existing personnel and equipment to support increases in landfill and E&P revenues, a 0.2 percentage point decrease from lower equipment rental expenses and a 0.2 percentage point decrease in disposal expense resulting from the increased internalization of certain collection and transfer station volumes as well as increased landfill and E&P revenues not resulting in increased disposal expenses, partially offset by a 0.3 percentage point increase from higher third-party trucking expenses, a 0.2 percentage point increase in auto, workers’ compensation and property claims expense under our high deductible insurance program and a 0.1 percentage point increase in taxes and royalties on revenues.

SG&A.  SG&A expenses increased $4.5 million, or 8.3%, to $58.0 million for the three months ended September 30, 2014, from $53.5 million for the three months ended September 30, 2013.  The increase was primarily the result of $0.8 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the three months ended September 30, 2013, partially offset by a decrease in SG&A expenses of $0.2 million resulting from operations divested during, or subsequent to, the three months ended September 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in accrued cash incentive compensation expense of $2.5 million resulting from the achievement of certain financial targets in the current period, an increase in professional fees of $0.8 million due primarily to increased expenses for external legal and information technology services, an increase in direct acquisition expenses of $0.6 million due to an increase in acquisition activity, an increase in equity-based compensation expense of $0.5 million associated with an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel and an increase in payroll and payroll-related expenses of $0.5 million primarily related to annual compensation increases, partially offset by a decrease in deferred compensation expense of $0.7 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked and $0.3 million of other net expense decreases.

SG&A expenses increased $10.5 million, or 6.6%, to $170.2 million for the nine months ended September 30, 2014, from $159.7 million for the nine months ended September 30, 2013.  The increase was primarily the result of $2.0 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the nine months ended September 30, 2013, partially offset by a decrease in SG&A expenses of $0.8 million resulting from operations divested during, or subsequent to, the nine months ended September 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in accrued cash incentive compensation expense of $4.8 million resulting from the achievement of certain financial targets in the current period, an increase in equity-based compensation expense of $2.5 million associated with a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, an increase in payroll and payroll-related expenses of $2.1 million primarily related to annual compensation increases and an increase in professional fees of $1.4 million due primarily to increased expenses for external legal and information technology services, partially offset by a $0.9 million decrease in expenses for uncollectible accounts receivable and a decrease in deferred compensation expense of $0.6 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked.

SG&A expenses as a percentage of revenues was unchanged at 10.6% for the three months ended September 30, 2014 and 2013 as a result of a 0.4 percentage point increase from increased cash incentive compensation expense being offset by a 0.2 percentage point decrease from decreased deferred compensation expense and a 0.2 percentage point decrease from leveraging existing administrative functions to support increases in revenues.

SG&A expenses as a percentage of revenues decreased 0.1 percentage points to 11.0% for the nine months ended September 30, 2014, from 11.1% for the nine months ended September 30, 2013.  The decrease as a percentage of revenues was comprised of a 0.2 percentage point decrease from leveraging existing administrative functions to support increases in revenues and a 0.1 percentage point decrease resulting from reduced expenses for uncollectible accounts receivable, partially offset by a 0.2 percentage point increase from increased cash incentive compensation expense.

Depreciation.  Depreciation expense increased $3.1 million, or 5.7%, to $59.0 million for the three months ended September 30, 2014, from $55.9 million for the three months ended September 30, 2013.  The increase was primarily the result of $0.5 million of additional depreciation expense from acquisitions closed during, or subsequent to, the three months ended September 30, 2013, partially offset by a decrease in depreciation expense of $0.1 million resulting from operations divested during, or subsequent to, the three months ended September 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in depletion expense of $1.4 million due primarily to an increase in volumes at our existing landfill operations and an increase in depreciation expense of $1.3 million associated with additions to our fleet and equipment purchased to support our existing operations.

Depreciation expense increased $9.6 million, or 6.0%, to $171.9 million for the nine months ended September 30, 2014, from $162.3 million for the nine months ended September 30, 2013.  The increase was primarily the result of $1.5 million of additional depreciation expense from acquisitions closed during, or subsequent to, the nine months ended September 30, 2013, partially offset by a decrease in depreciation expense of $0.8 million resulting from operations divested during, or subsequent to, the nine months ended September 30, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in depreciation expense of $6.9 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $3.4 million due primarily to an increase in volumes at our existing landfill operations, partially offset by an adjustment to depletion expense of $1.4 million recorded during the nine months ended September 30, 2013 resulting from an adjustment to final capping obligations at one of our landfill operations.

Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 10.8% for the three months ended September 30, 2014, from 11.1% for the three months ended September 30, 2013. The decrease as a percentage of revenues was due primarily to leveraging existing facilities and equipment to support increases in landfill and E&P revenues.

Depreciation expense as a percentage of revenues decreased 0.2 percentage points to 11.0% for the nine months ended September 30, 2014, from 11.2% for the nine months ended September 30, 2013. The decrease as a percentage of revenues was due primarily to the aforementioned prior year adjustment to depletion expense resulting from an adjustment to final capping obligations at one of our landfill operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.5 million, or 7.9%, to $6.7 million for the three months ended September 30, 2014, from $6.2 million for the three months ended September 30, 2013. The increase was attributable to additional amortization expense during the three months ended September 30, 2014 from acquisitions closed during, or subsequent to, the three months ended September 30, 2013.

Amortization of intangibles expense increased $1.3 million, or 6.9%, to $20.2 million for the nine months ended September 30, 2014, from $18.9 million for the nine months ended September 30, 2013. The increase was attributable to $1.6 million of additional amortization expense during the nine months ended September 30, 2014 from acquisitions closed during, or subsequent to, the nine months ended September 30, 2013, partially offset by a decrease in amortization expense of $0.3 million resulting from certain intangible assets becoming fully amortized subsequent to the nine months ended September 30, 2013.

Amortization expense as a percentage of revenues was 1.2% for the three months ended September 30, 2014 and 2013. Amortization expense as a percentage of revenues was 1.3% for the nine months ended September 30, 2014 and 2013.

Loss (Gain) on Disposal of Assets and Impairments. Loss (gain) on disposal of assets and impairments increased $10.7 million, to a loss of $9.0 million for the three months ended September 30, 2014, from a gain of $1.7 million for the three months ended September 30, 2013. Loss (gain) on disposal of assets and impairments decreased $4.4 million, to a loss of $7.5 million for the nine months ended September 30, 2014, from a loss of $11.9 million for the nine months ended September 30, 2013.

During the three months ended September 30, 2013, we recorded a $1.4 million gain on the sale of an operating location and $0.3 million of net gains on the disposal of certain operating assets. During the three months ended September 30, 2014, we recorded a $8.4 million impairment charge at an E&P disposal facility as a result of projected operating losses resulting from the migration of the majority of the facility’s customers to a new E&P facility that we own and operate and $0.6 million of net losses on the disposal of certain operating assets.

During the nine months ended September 30, 2013, we recorded a $9.1 million charge associated with the cessation of use of our former corporate headquarters in Folsom, California, a $0.8 million charge associated with the cessation of use of our E&P segment’s former regional offices in Houston, Texas, a $3.2 million net loss on the disposal of an operating location and $0.2 million of net losses on the disposal of certain operating assets, partially offset by a gain of $1.4 million on the sale of an operating location. During the nine months ended September 30, 2014, we recorded the aforementioned $8.4 million impairment charge, which was partially offset by $0.9 million of net gains on the disposal of certain operating assets.

Operating Income.  Operating income increased $0.4 million, or 0.3%, to $116.0 million for the three months ended September 30, 2014, from $115.6 million for the three months ended September 30, 2013.  The increase was attributable to the $43.0 million increase in revenues, partially offset by a $23.7 million increase in costs of operations, $10.7 million increase in loss (gain) on disposal of assets and impairments, $4.5 million increase in SG&A expense, $3.1 million increase in depreciation expense and $0.5 million increase in amortization of intangibles expense.

Operating income increased $39.7 million, or 13.4%, to $335.3 million for the nine months ended September 30, 2014, from $295.6 million for the nine months ended September 30, 2013.  The increase was attributable to the $110.1 million increase in revenues and a $4.4 million decrease in loss (gain) on disposal of assets and impairments, partially offset by the $53.3 million increase in costs of operations, $10.5 million increase in SG&A expense, $9.6 million increase in depreciation expense and $1.3 million increase in amortization of intangibles expense.

Operating income as a percentage of revenues decreased 1.8 percentage points to 21.2% for the three months ended September 30, 2014, from 23.0% for the three months ended September 30, 2013.  The decrease as a percentage of revenues was comprised of a 2.0 percentage point increase in loss (gain) on disposal of assets and impairments and a 0.1 percentage point increase in cost of operations, partially offset by a 0.3 percentage point decrease in depreciation expense.

Operating income as a percentage of revenues increased 1.1 percentage points to 21.6% for the nine months ended September 30, 2014, from 20.5% for the nine months ended September 30, 2013.  The increase as a percentage of revenues was comprised of a 0.5 percentage point decrease in cost of operations, a 0.3 percentage point decrease in loss (gain) on disposal of assets and impairments, a 0.2 percentage point decrease in depreciation expense and a 0.1 percentage point decrease in SG&A expense.

Interest Expense.  Interest expense decreased $2.1 million, or 11.7%, to $15.8 million for the three months ended September 30, 2014, from $17.9 million for the three months ended September 30, 2013, due to the following changes: a decrease of $1.0 million due to a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings under our senior revolving credit facility and term loan facility as a result of a reduction in our leverage ratio of total debt to EBITDA and amendments to the senior credit facility and term loan facility, a decrease of $0.7 million due to a reduction in the average outstanding balances on our senior revolving credit facility and term loan facility, a decrease of $0.5 million due to the expiration in February 2014 of a $175 million interest rate swap with a fixed rate of 2.85% and the commencement of a new $175 million interest rate swap with a fixed rate of 1.60%, a decrease of $0.2 million resulting from a decrease in interest accretion expense recorded on liability-classified contingent consideration arrangements that were settled or became fully accrued subsequent to September 30, 2013 and a $0.1 million decrease from other net changes, partially offset by a $0.4 million increase resulting from the commencement in July 2014 of a new $100 million interest rate swap with a fixed rate of 1.80%.

Interest expense decreased $7.2 million, or 12.9%, to $48.7 million for the nine months ended September 30, 2014, from $55.9 million for the nine months ended September 30, 2013, due to the following changes: a decrease of $2.7 million due to a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings under our senior credit facility and term loan facility as a result of a reduction in our leverage ratio of total debt to EBITDA and amendments to the senior credit facility and term loan facility, a decrease of $2.4 million due to a reduction in the average outstanding balances on our senior revolving credit facility and term loan facility, a decrease of $1.5 million due to the expiration in February 2014 of a $175 million interest rate swap with a fixed rate of 2.85% and the commencement of a new $175 million interest rate swap with a fixed rate of 1.60%, a decrease of $0.6 million resulting from a decrease in interest accretion expense recorded on liability-classified contingent consideration arrangements that were settled or became fully accrued subsequent to September 30, 2013 and a $0.4 million decrease from other net changes, partially offset by a $0.4 million increase resulting from the commencement in July 2014 of a new $100 million interest rate swap with a fixed rate of 1.80%.

Other Income (Expense), Net.  Other income (expense), net, decreased $1.2 million, to an expense total of $0.4 million for the three months ended September 30, 2014, from an income total of $0.8 million for the three months ended September 30, 2013. The decrease was primarily attributable to a decrease in investment income of $0.9 million and other net decreases of $0.3 million.

Other income (expense), net, decreased $0.1 million, to an expense total of $0.2 million for the nine months ended September 30, 2014, from an expense total of $0.1 million for the nine months ended September 30, 2013. The decrease was primarily attributable to a decrease in investment income of $0.9 million and other net decreases of $0.5 million being partially offset by adjustments recorded during the nine months ended September 30, 2013 of a net $1.3 million to increase the fair value of amounts payable under liability-classified contingent consideration arrangements.

Income Tax Provision.  Income taxes increased $1.9 million, or 5.0%, to $39.5 million for the three months ended September 30, 2014, from $37.6 million for the three months ended September 30, 2013, as a result of increased pre-tax income.

Income taxes increased $21.0 million, or 22.5%, to $114.0 million for the nine months ended September 30, 2014, from $93.0 million for the nine months ended September 30, 2013, as a result of increased pre-tax income and a non-recurring adjustment in deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act that increased our income tax expense and our effective tax rate during the nine months ended September 30, 2014 by $1.2 million and 0.4 percentage points, respectively.

Our reconciliation of the income tax provision to the 2012 federal and certain state tax returns, which were filed in the third quarter of 2013, decreased our tax expense by $0.8 million and reduced our effective tax rates by 0.8 percentage points for the three months ended September 30, 2013 and 0.3 percentage points for the nine months ended September 30, 2013.

Our effective tax rates for the three months ended September 30, 2014 and 2013, were 39.6% and 38.2%, respectively.

Our effective tax rates for the nine months ended September 30, 2014 and 2013, were 39.8% and 38.8%, respectively.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The table below shows for the periods indicated our total reported revenues attributable to services provided (dollars in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Solid waste collection	$333,917	54.3%	$312,872	55.0%	$962,683	55.1%	$912,488	55.9%
Solid waste disposal and transfer	167,129	27.2	158,142	27.8	461,605	26.4	434,513	26.6
E&P waste treatment, recovery and disposal	86,085	14.0	68,605	12.0	242,049	13.9	194,720	12.0
Solid waste recycling	14,973	2.4	18,402	3.2	44,713	2.6	55,806	3.4
Intermodal and other	12,604	2.1	11,329	2.0	35,446	2.0	34,702	2.1
	614,708	100.0%	569,350	100.0%	1,746,496	100.0%	1,632,229	100.0%
Less: intercompany elimination	(68,157)		(65,704)		(193,543)		(189,311)
Total revenue	$546,551		$503,646		$1,552,953		$1,442,918

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Western	$215,849	39.5%	$210,211	41.7%	$617,473	39.8%	$606,195	42.0%
Central	149,213	27.3	134,333	26.7	420,195	27.1	379,360	26.3
Eastern	102,624	18.8	96,060	19.1	294,008	18.9	279,554	19.4
E&P	78,865	14.4	63,042	12.5	221,277	14.2	177,809	12.3
	$546,551	100.0%	$503,646	100.0%	$1,552,953	100.0%	$1,442,918	100.0%

EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Western	$69,140	12.7%	$67,773	13.4%	$194,894	12.5%	$188,736	13.1%
Central	53,809	9.8	48,845	9.7	148,471	9.6	137,600	9.5
Eastern	29,379	5.4	28,038	5.6	87,284	5.6	82,947	5.8
E&P	39,535	7.2	31,125	6.2	111,730	7.2	82,036	5.7
Corporate(a)	(1,152)	(0.2)	188	-	(7,449)	(0.5)	(2,679)	(0.2)
	$190,711	34.9%	$175,969	34.9%	$534,930	34.4%	$488,640	33.9%

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

Significant changes in revenue and EBITDA for our reportable segments for the three and nine month periods ended September 30, 2014, compared to the three and nine month periods ended September 30, 2013, are discussed below:

Segment Revenue

Revenue in our Western segment increased $5.6 million, or 2.7%, to $215.8 million for the three months ended September 30, 2014, from $210.2 million for the three months ended September 30, 2013.  The components of the increase consisted of volume increases of $5.8 million primarily in our collection operations, transfer stations and solid waste landfills and net price increases of $2.8 million, partially offset by recyclable commodity sales decreases of $2.2 million due primarily to the closure of two of our recycling operations subsequent to September 30, 2013, decreases of $0.7 million from divested operations and intermodal revenue decreases of $0.1 million.

Revenue in our Western segment increased $11.3 million, or 1.9%, to $617.5 million for the nine months ended September 30, 2014, from $606.2 million for the nine months ended September 30, 2013.  The components of the increase consisted of volume increases of $15.3 million primarily in our collection operations, transfer stations and solid waste landfills, net price increases of $9.0 million, revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2013, of $0.3 million and other revenue increases of $0.3 million, partially offset by decreases of $5.3 million from divested operations, recyclable commodity sales decreases of $6.7 million due primarily to the closure of two of our recycling operations subsequent to September 30, 2013 and intermodal revenue decreases of $1.6 million due to decreases in cargo volume resulting primarily from the loss of a large intermodal customer.

Revenue in our Central segment increased $14.9 million, or 11.1%, to $149.2 million for the three months ended September 30, 2014, from $134.3 million for the three months ended September 30, 2013.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2013, of $8.0 million, net price increases of $6.2 million, volume increases of $0.9 million primarily in our roll off collection business, transfer station and solid waste landfills and $0.1 million of other revenue increases, partially offset by decreases of $0.2 million from divested operations and recyclable commodity sales decreases of $0.1 million.

Revenue in our Central segment increased $40.8 million, or 10.8%, to $420.2 million for the nine months ended September 30, 2014, from $379.4 million for the nine months ended September 30, 2013.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2013, of $21.2 million, net price increases of $16.6 million and volume increases of $3.7 million primarily in our roll off collection business, transfer station and solid waste landfills, partially offset by recyclable commodity sales decreases of $0.4 million and decreases of $0.3 million from divested operations.

Revenue in our Eastern segment increased $6.5 million, or 6.8%, to $102.6 million for the three months ended September 30, 2014, from $96.1 million for the three months ended September 30, 2013.  The components of the increase consisted of net price increases of $3.4 million, volume increases of $2.4 million primarily in our roll off collection business and solid waste landfills, other revenue increases of $1.2 million primarily associated with contracted landfill construction services we performed at a landfill we operate and revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2013, of $0.9 million, partially offset by decreases of $1.4 million from divested operations.

Revenue in our Eastern segment increased $14.4 million, or 5.2%, to $294.0 million for the nine months ended September 30, 2014, from $279.6 million for the nine months ended September 30, 2013.  The components of the increase consisted of net price increases of $9.5 million, volume increases of $6.2 million primarily in our roll off collection business, transfer station and solid waste landfills, other revenue increases of $2.0 million primarily associated with contracted landfill construction services we performed at a landfill we operate and revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2013, of $1.2 million, partially offset by decreases of $4.1 million from divested operations and recyclable commodity sales decreases of $0.4 million due to lower prices for recyclable commodities.

Revenue in our E&P segment increased $15.9 million, or 25.1%, to $78.9 million for the three months ended September 30, 2014, from $63.0 million for the three months ended September 30, 2013.  The components of the increase consisted of $7.8 million of revenue from new facilities opened subsequent to September 30, 2013 and $8.1 million of volume increases at facilities owned and operated in each of the comparable periods.

Revenue in our E&P segment increased $43.5 million, or 24.4%, to $221.3 million for the nine months ended September 30, 2014, from $177.8 million for the nine months ended September 30, 2013.  The components of the increase consisted of $16.5 million of revenue from new facilities opened subsequent to September 30, 2013 and $27.0 million of volume increases at facilities owned and operated in each of the comparable periods.

Segment EBITDA

EBITDA in our Western segment increased $1.3 million, or 2.0%, to $69.1 million for the three months ended September 30, 2014, from $67.8 million for the three months ended September 30, 2013.  The increase was primarily due to an increase in revenues of $5.6 million, a net $0.7 million decrease in cost of operations and SG&A expenses attributable to divested operations and a decrease in the cost of recyclable commodities of $0.4 million due primarily to a net decline in commodity volumes resulting from the closure of two of our recyclable processing centers subsequent to September 30, 2013, partially offset by an increase in taxes on revenues of $2.3 million due to increased revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $0.7 million due to increased employee participation in our benefits program and increased medical claim costs, an increase in third-party disposal expense of $0.6 million due to disposal rate increases, an increase in auto and workers’ compensation expense under our high deductible insurance program of $0.4 million due primarily to adjustments to projected losses on prior period claims, an increase in corporate overhead expense allocations of $0.3 million due primarily to revenue growth and $0.2 million of other net expense increases.

EBITDA in our Western segment increased $6.2 million, or 3.3%, to $194.9 million for the nine months ended September 30, 2014, from $188.7 million for the nine months ended September 30, 2013.  The increase was primarily due to an increase in revenues of $11.3 million, a net $4.9 million decrease in cost of operations and SG&A expenses attributable to divested operations, a decrease in rail transportation expenses at our intermodal operations of $1.3 million due to decreased rail cargo volume primarily associated with the loss of a large customer and a decrease in the cost of recyclable commodities of $1.4 million due to a net decline in commodity volumes resulting from the closure of two of our recyclable processing centers subsequent to September 30, 2013, partially offset by an increase in taxes on revenues of $3.8 million due to increased revenues, an increase in third-party disposal expense of $2.8 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $2.1 million due primarily to adjustments to projected losses on prior period claims, an increase in direct and administrative labor expenses of $1.4 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to variability in the timing and severity of major repairs, an increase in employee benefits expenses of $0.7 million due to increased employee participation in our benefits program and increased medical claim costs, an increase in corporate overhead expense allocations of $0.5 million due primarily to revenue growth and $0.6 million of other net expense increases.

EBITDA in our Central segment increased $5.0 million, or 10.2%, to $53.8 million for the three months ended September 30, 2014, from $48.8 million for the three months ended September 30, 2013.  The increase was primarily due to an increase in revenues of $14.9 million, partially offset by a net $4.8 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in third-party disposal expense of $1.2 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in third-party trucking and transportation expenses of $1.1 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in labor expenses of $0.7 million due primarily to employee pay rate increases, an increase in employee benefits expenses of $0.6 million due to increased employee participation in our benefits program and increased medical claim costs, an increase in corporate overhead expense allocations of $0.5 million due primarily to revenue growth, an increase in auto and workers’ compensation claims expense under our high deductible insurance program of $0.4 million due primarily to adjustments to projected losses on prior period claims and $0.6 million of other net expense increases.

EBITDA in our Central segment increased $10.9 million, or 7.9%, to $148.5 million for the nine months ended September 30, 2014, from $137.6 million for the nine months ended September 30, 2013.  The increase was primarily due to an increase in revenues of $40.8 million, partially offset by a net $13.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $3.8 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $2.9 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in third-party disposal expense of $2.6 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.6 million due to variability in the timing and severity of major repairs, an increase in corporate overhead expense allocations of $1.4 million due primarily to revenue growth, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.2 million due primarily to adjustments to projected losses on prior period claims, an increase in taxes on revenues of $0.9 million due to increased revenues, an increase in landfill solidification materials of $0.7 million due to regulatory changes requiring use of higher cost materials at one of our landfills, a $0.4 million increase in expenses for uncollectible accounts receivable and $0.9 million of other net expense increases.

EBITDA in our Eastern segment increased $1.4 million, or 4.8%, to $29.4 million for the three months ended September 30, 2014, from $28.0 million for the three months ended September 30, 2013.  The increase was primarily due to an increase in revenues of $6.5 million, partially offset by an increase in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to variability in the timing and severity of major repairs, an increase in labor expenses of $1.2 million due primarily to employee pay rate increases, an increase of $1.1 million associated with the cost of contracted landfill construction services we performed at a landfill we operate, an increase in taxes on revenues of $0.5 million due to an increase in revenues, an increase in employee benefits expenses of $0.5 million due to increased employee participation in our benefits program and increased medical claim costs, an increase in corporate overhead expense allocations of $0.2 million due primarily to revenue growth and $0.9 million of other net expense increases.

EBITDA in our Eastern segment increased $4.4 million, or 5.2%, to $87.3 million for the nine months ended September 30, 2014, from $82.9 million for the nine months ended September 30, 2013.  The increase was primarily due to an increase in revenues of $14.4 million and a net $2.7 million decrease in cost of operations and SG&A expenses attributable to divested operations, partially offset by an increase in labor expenses of $2.8 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.2 million due to variability in the timing and severity of major repairs, an increase of $2.0 million associated with the cost of contracted landfill construction services we performed at a landfill we operate, an increase in taxes on revenues of $2.0 million due to both an increase in revenues and a prior year adjustment that decreased taxes on revenues expense, an increase in leachate disposal expenses of $1.1 million at certain landfills we own and operate, an increase in auto and workers’ compensation expense under our high deductible insurance program of $0.9 million due to adjustments to projected losses on prior period claims, an increase in employee benefits expenses of $0.5 million due to increased employee participation in our benefits program and increased medical claim costs, an increase in corporate overhead expense allocations of $0.3 million due primarily to revenue growth and $0.9 million of other net expense increases.

EBITDA in our E&P segment increased $8.4 million, or 27.0%, to $39.5 million for the three months ended September 30, 2014, from $31.1 million for the three months ended September 30, 2013.  The increase was primarily due to an increase in revenues of $15.9 million and a $0.5 million decrease in equipment rent expenses, partially offset by an increase in third-party trucking and transportation expenses of $2.7 million due to increased volumes that require us to transport the waste to our disposal sites, an increase of $1.4 million for third-party subcontractor processing and remediation services resulting from higher E&P volumes, an increase in labor expenses of $0.9 million due primarily to employee pay rate increases and increased headcount to support new operating facilities, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.3 million due to variability in the timing and severity of major repairs in vehicle and equipment repairs, an increase in cell processing reserves at certain E&P locations of $0.6 million, an increase in landfill solidification materials of $0.4 million due to increased E&P volumes and $0.7 million of other net expense increases.

EBITDA in our E&P segment increased $29.7 million, or 36.2%, to $111.7 million for the nine months ended September 30, 2014, from $82.0 million for the nine months ended September 30, 2013.  The increase was primarily due to an increase in revenues of $43.5 million, a decrease in equipment rental expense of $1.6 million resulting from capital purchases replacing certain equipment that was previously rented and a $0.6 million decrease in expenses for uncollectible accounts receivable, partially offset by an increase in third-party trucking and transportation expenses of $6.1 million due to increased volumes that require us to transport the waste to our disposal sites, an increase in labor expenses of $3.0 million due primarily to employee pay rate increases and increased headcount to support new operating facilities, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.8 million due to variability in the timing and severity of major repairs, an increase in landfill solidification materials of $1.2 million due to increased E&P volumes, an increase of $1.1 million for third-party subcontractor processing and remediation services resulting from higher E&P volumes, an increase in royalties paid on higher revenues of $0.6 million, an increase in cell processing reserves at certain E&P locations of $0.5 million and an increase in fuel expense of $0.7 million resulting from an increase in total diesel fuel gallons consumed.

EBITDA at Corporate decreased $1.4 million, to a loss of $1.2 million for the three months ended September 30, 2014, from income of $0.2 million for the three months ended September 30, 2013.  The increased loss was due to an increase in accrued cash incentive compensation expense of $2.1 million resulting from the achievement of certain financial targets in the current period, an increase in professional fees of $0.6 million due primarily to increased expenses for external legal and information technology services, an increase in direct acquisition expenses of $0.6 million due to an increase in acquisition activity, an increase in equity-based compensation expense of $0.5 million associated with an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel and $0.2 million of other net expense increases, partially offset by an increase in revenue-based corporate overhead expense allocations to our segments of $1.0 million due primarily to our volume growth, a decrease in employee relocation expenses of $0.9 million primarily associated with our relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was completed in 2013 and a decrease in deferred compensation expense of $0.7 million resulting from decreases in the market value of investments to which employee deferred compensation liability balances are tracked.

EBITDA at Corporate decreased $4.7 million, to a loss of $7.4 million for the nine months ended September 30, 2014, from a loss of $2.7 million for the nine months ended September 30, 2013.  The increased loss was due to an increase in accrued cash incentive compensation expense of $4.7 million resulting from the achievement of certain financial targets in the current period, an increase in equity-based compensation expense of $2.5 million associated with a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, an increase in professional fees of $2.0 million due primarily to increased expenses for external legal and information technology services and an increase in payroll expenses of $1.1 million due to headcount and pay rate increases, partially offset by an increase in revenue-based corporate overhead expense allocations to our segments of $2.3 million due primarily to our volume growth, a decrease in employee relocation expenses of $1.4 million primarily associated with our relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was completed in 2013, a decrease in deferred compensation expense of $0.6 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked, a decrease in real estate lease expense of $0.6 million due primarily to the elimination of duplicate lease obligations for our former headquarters in Folsom, California and our E&P segment’s former regional offices in Houston, Texas and $0.7 million of other net decreases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine month periods ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$414,626	$385,404
Net cash used in investing activities	(193,444)	(120,777)
Net cash used in financing activities	(221,446)	(268,558)
Net decrease in cash and equivalents	(264)	(3,931)
Cash and equivalents at beginning of period	13,591	23,212
Cash and equivalents at end of period	$13,327	$19,281

Operating Activities Cash Flows

For the nine months ended September 30, 2014, net cash provided by operating activities was $414.6 million.  For the nine months ended September 30, 2013, net cash provided by operating activities was $385.4 million.  The $29.2 million increase was due primarily to the following:

1)	An increase in net income of $25.8 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $13.2 million. Cash provided by operating assets and liabilities was $25.7 million and $12.5 million for the nine months ended September 30, 2014 and 2013, respectively. The significant components of the $25.7 million in net cash inflows from changes in operating assets and liabilities for the nine months ended September 30, 2014, include the following:
a)	an increase in cash resulting from an increase in accrued liabilities of $33.5 million due primarily to an increase in accrued interest, accrued income taxes, accrued cash incentive compensation, increased liabilities for auto and workers’ compensation claims and increased payroll-related expenses;
b)	an increase in cash resulting from a $11.7 million increase in accounts payable due primarily to the timing of payments;
c)	an increase in cash resulting from a $2.6 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes, partially offset by an increase in prepaid insurance premiums due to policy renewals and an increase in prepaid diesel fuel;
d)	an increase in cash resulting from a $6.1 million increase in deferred revenue due primarily to increased revenues and the timing of billing for services; partially offset by
e)	a decrease in cash resulting from a $27.3 million increase in accounts receivable due to an increase in revenues remaining uncollected at the end of the comparable periods;
2)	An increase in depreciation expense of $9.6 million due primarily to increased depletion expense resulting from higher landfill volumes and increased depreciation expense resulting from increased capital expenditures;
3)	A decrease in payment of contingent consideration recorded in earnings of $5.1 million due primarily to the final contingent consideration payout in 2013 resulting from the completion of an earnings target for the 2012 acquisition of SKB exceeding the fair value of the contingent consideration liability recorded at the acquisition close date;
4)	An increase in equity-based compensation expense of $2.6 million attributable to a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel; less
5)	A decrease in the loss (gain) on disposal of assets and impairments of $4.4 million due primarily to the cessation of use of our former corporate headquarters in Folsom, California in 2013, the cessation of use of our E&P segment’s former headquarters in Houston, Texas in 2013, and the sale of two operating locations at a loss in 2013 being partially offset by an impairment charge recorded in 2014 at one of our E&P facilities; less
6)	A decrease of $3.6 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is taxable to us; less
7)	A decrease in our provision for deferred taxes of $19.8 million due primarily to tax deductible timing differences associated with depreciation.

As of September 30, 2014, we had a working capital deficit of $25.6 million, including cash and equivalents of $13.3 million.  Our working capital deficit increased $9.1 million from a deficit of $16.5 million at December 31, 2013, including cash and equivalents of $13.6 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit facility and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $72.6 million to $193.4 million for the nine months ended September 30, 2014, from $120.8 million for the nine months ended September 30, 2013.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $47.2 million primarily due to the acquisition of four solid waste businesses, a permitted development stage construction and demolition landfill site and a permitted development stage E&P landfill site during the nine months ended September 30, 2014;
2)	A cash receipt of $18.0 million during the nine months ended September 30, 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360; and
3)	An increase in capital expenditures for property and equipment of $8.0 million due primarily to expenditures for acquisitions closed subsequent to September 30, 2013, new facilities in our E&P segment and increases in landfill site cost construction, vehicles and containers, partially offset by decreases in expenditures for equipment for our E&P segment and leasehold improvements associated with our new corporate headquarters in The Woodlands, Texas.

Financing Activities Cash Flows

Net cash used in financing activities decreased $47.2 million to $221.4 million for the nine months ended September 30, 2014, from $268.6 million for the nine months ended September 30, 2013.  The significant components of the decrease include the following:

1)	A decrease in net repayments of long-term borrowings of $25.1 million due primarily to decreased repayments of our credit facility as a result of the aforementioned increase in payments for acquisitions during the nine months ended September 30, 2014 and the cash receipt during the nine months ended September 30, 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360;
2)	An increase of $3.6 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in stock option exercises resulting in increased taxable income recognized by employees that is taxable to us;
3)	An increase of $23.0 million resulting from lower payments of contingent consideration during the nine months ended September 30, 2014; less
4)	An increase in cash dividends paid of $5.8 million due to an increase in our quarterly dividend rate to $0.115 per share for the nine months ended September 30, 2014, from a quarterly dividend rate of $0.10 per share for the nine months ended September 30, 2013, and an increase in our total common shares outstanding.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

On October 21, 2014, our Board of Directors extended the term of our existing common stock repurchase program. As amended, our common stock repurchase program authorizes the repurchase of up to $1.2 billion of our common stock through December 31, 2017. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of each of September 30, 2014 and 2013, we had repurchased in aggregate 39.9 million shares of our common stock at an aggregate cost of $784.0 million.  As of September 30, 2014, the remaining maximum dollar value of shares available for purchase under the program was approximately $416.0 million. No shares were repurchased under the program during the nine months ended September 30, 2014 and 2013.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. Cash dividends of $42.8 million and $37.0 million were paid during the nine months ended September 30, 2014 and 2013, respectively. In October 2014, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.115 to $0.13 per share. We cannot assure you as to the amounts or timing of future dividends.

We made $148.8 million in capital expenditures during the nine months ended September 30, 2014.  We expect to make capital expenditures of approximately $210 million in 2014 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2014 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit facility.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit facility and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facility or raise other capital.  Our access to funds under the credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

As of September 30, 2014, we had $591.0 million outstanding under our credit facility, exclusive of outstanding standby letters of credit of $73.5 million.  Our revolving credit facility matures in May 2018.

As of September 30, 2014, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$1,892,214	$3,621	$278,550	$1,317,335	$292,708
Cash interest payments	$215,590	$57,683	$100,959	$41,079	$15,869
Contingent consideration	$76,869	$32,416	$6,168	$3,224	$35,061
Final capping, closure and post-closure	$664,716	$-	$3,140	$2,818	$658,758

Long-term debt payments include:

1)	$591.0 million in principal payments due May 2018 related to our credit facility. We may elect to draw amounts on our credit facility in either base rate loans or LIBOR loans. At September 30, 2014, $589.0 million of the borrowings outstanding under the credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.53% at September 30, 2014) and $2.0 million of the borrowings outstanding under the credit facility were in swing line loans, which bear interest at the base rate plus the applicable base rate margin (approximately 3.63% at September 30, 2014). As of September 30, 2014, our credit facility allowed us to borrow up to $1.2 billion.

2)	$660.0 million in principal payments related to our term loan facility. Outstanding amounts on the term loan facility can be either base rate loans or LIBOR loans. At September 30, 2014, all amounts outstanding under the term loan facility were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.65% at September 30, 2014). Our term loan facility matures on October 25, 2017.

3)	$175.0 million in principal payments due October 1, 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%. We expect to redeem the 2015 Notes on October 1, 2015 using borrowings under our credit facility.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$31.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.08% and 0.10%) at September 30, 2014. The tax-exempt bonds have maturity dates ranging from 2018 to 2033.

9)	$9.8 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at September 30, 2014, and have maturity dates ranging from 2015 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit facility using the LIBOR rate plus the applicable LIBOR margin at September 30, 2014. We assumed the credit facility is paid off when it matures in May 2018.

2)	We calculated cash interest payments on the term loan facility using the LIBOR rate plus the applicable LIBOR margin at September 30, 2014.

3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $57.7 million recorded as liabilities in our condensed consolidated financial statements at September 30, 2014, and $19.2 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$148,708	$18,357	$31,267	$23,881	$75,203
Unconditional purchase obligations	$27,461	$23,296	$4,165	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At September 30, 2014, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 8.0 million gallons remaining to be purchased for a total of $27.5 million. The current fuel purchase contracts expire on or before December 31, 2015. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $439.3 million and $393.6 million at September 30, 2014 and December 31, 2013, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2014 and 2013, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2014		2013
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	51	15,246	49	14,287
Operated landfills	5	370	5	337
	56	15,616	54	14,624

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the nine month periods ended September 30, 2014 and 2013, are calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$414,626	$385,404
Less: Change in book overdraft	(180)	(374)
Plus: Proceeds from disposal of assets	6,139	9,075
Plus: Excess tax benefit associated with equity-based compensation	7,177	3,539
Less: Capital expenditures for property and equipment	(148,843)	(140,872)
Less: Distributions to noncontrolling interests	(371)	(198)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	-	5,059
Corporate office relocation (b)	-	2,047
Tax effect (c)	-	(244)
Adjusted free cash flow	$278,548	$263,436

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and a component of cash flow from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback of third-party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.
(c)	The tax effect of the Corporate office relocation is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on disposal of assets and impairments, plus other expense, less other income.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and nine month periods ended September 30, 2014 and 2013, are calculated as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$60,284	$60,913	$172,407	$146,588
Plus: Income tax provision	39,523	37,641	113,992	93,049
Plus: Interest expense	15,815	17,911	48,666	55,851
Plus: Depreciation and amortization	65,700	62,074	192,078	181,138
Plus: Closure and post-closure accretion	869	727	2,608	2,241
Plus/less: Loss (gain) on disposal of assets and impairments (a)	9,000	(1,725)	7,535	11,895
Plus/less: Other expense (income), net	389	(845)	252	119
Adjustments:
Plus: Acquisition-related costs (b)	736	167	1,384	974
Plus: Corporate relocation expenses (c)	-	215	-	636
Adjusted EBITDA	$192,316	$177,078	$538,922	$492,491

(a)	Reflects the addback of the loss (gain) on the sale of assets and impairments, including the loss on the prior corporate office lease in 2013 resulting from the relocation of the Company’s headquarters from California to Texas and the impairment charge at an E&P disposal facility in 2014 resulting from the migration of the majority of its customers to a new E&P facility that we own and operate.
(b)	Reflects the addback of acquisition-related transaction costs.
(c)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the three and nine month periods ended September 30, 2014 and 2013, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reported net income attributable to Waste Connections	$60,084	$60,706	$171,763	$146,229
Adjustments:
Amortization of intangibles (a)	6,702	6,211	20,158	18,861
Acquisition-related expenses (b)	736	167	1,384	2,661
Loss (gain) on disposal of assets and impairments (c)	9,000	(1,725)	7,535	11,895
Corporate relocation expenses (d)	-	215	-	636
Tax effect (e)	(6,304)	(1,862)	(11,151)	(13,025)
Impact of deferred tax adjustment (f)	-	-	1,220	-
Adjusted net income attributable to Waste Connections	$70,218	$63,712	$190,909	$167,257

Diluted earnings per common share attributable to Waste Connections’ common stockholders:
Reported net income	$0.48	$0.49	$1.38	$1.18
Adjusted net income	$0.56	$0.51	$1.53	$1.35

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related expenses, including transaction costs and adjustments to the fair value of contingent consideration.
(c)	Reflects the elimination of a loss (gain) on disposal of assets and impairments, including the loss on the prior corporate office lease in 2013 resulting from the relocation of the Company’s corporate headquarters from California to Texas and the impairment charge at an E&P disposal facility in 2014 resulting from the migration of the majority of its customers to a new E&P facility that we own and operate.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	The aggregate tax effect of the adjustments in footnotes (a) through (d) is calculated based on the applied tax rates for the respective periods.

(f)	Reflects the elimination of an increase to the income tax provision associated with an increase in the Company’s deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act on March 31, 2014.

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

At September 30, 2014, our derivative instruments included seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

Date Entered	Notional Amount	Fixed Interest Rate Paid*	Variable Interest Rate Received	Effective Date	Expiration Date
August 2011	$150,000	0.798%	1-month LIBOR	April 2012	January 2015
December 2011	$175,000	1.600%	1-month LIBOR	February 2014	February 2017
April 2014	$100,000	1.800%	1-month LIBOR	July 2014	July 2019
May 2014	$50,000	2.344%	1-month LIBOR	October 2015	October 2020
May 2014	$25,000	2.326%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020
May 2014	$50,000	2.350%	1-month LIBOR	October 2015	October 2020

*	Plus applicable margin.

Under derivatives and hedging guidance, the interest rate swap agreements are considered cash flow hedges for a portion of our variable rate debt, and we apply hedge accounting to account for these instruments.  The notional amounts and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2014 and December 31, 2013, of $857.4 million and $1.128 billion, respectively, including floating rate debt under our credit facility, term loan facility and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2014 and December 31, 2013, would decrease our annual pre-tax income by approximately $8.6 million and $11.3 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At September 30, 2014, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2014, we expect to purchase approximately 31.5 million gallons of fuel, of which 21.1 million gallons will be purchased at market prices, 6.8 million gallons will be purchased under our fixed price fuel purchase contracts and 3.6 million gallons are hedged at a fixed price under our fuel hedge agreement. During the three month period of October 1, 2014 to December 31, 2014, we expect to purchase approximately 5.3 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2014 would decrease our pre-tax income during this period by approximately $0.5 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 35 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2014 and 2013, would have had a $4.3 million and $5.0 million impact on revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASTE CONNECTIONS, INC.

Date: October 22, 2014	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: October 22, 2014	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective July 17, 2014 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 21, 2014)

10.1+	Form Grant Agreement for Restricted Stock Units pursuant to 2014 Incentive Award Plan

10.2+	Employment Agreement between the Registrant and Robert Cloninger, dated as of August 1, 2014

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan, contract or arrangement.

