Form 10-K
period 2014-12-31
Waste Connections, Inc.
filed 2015-02-10
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐                  No ☑

As of June 30, 2014, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common stock, as reported on the New York Stock Exchange, was $5,988,475,779.

Number of shares of common stock outstanding as of January 30, 2015:  123,984,527

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

As of December 31, 2014, we served residential, commercial, industrial and E&P customers in 31 states:  Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of December 31, 2014, we owned or operated a network of 148 solid waste collection operations; 69 transfer stations; seven intermodal facilities, 35 recycling operations, 58 active MSW, E&P and/or non-MSW landfills, 22 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities, 20 oil recovery facilities and two development stage landfills. Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste.

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

As of December 31, 2014, we delivered our services from over 210 operating locations grouped into four operating segments: our Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; our Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee; and, our E&P segment includes the majority of our E&P waste service operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.  Some E&P revenues are also included in other operating segments, where we accept E&P waste at some of our MSW landfills. In addition, a small amount of solid waste revenue is included in our E&P segment.

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

During the year ended December 31, 2014, we completed nine acquisitions, none of which individually accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the nine acquisitions completed during the year ended December 31, 2014 was approximately $168.7 million. During the year ended December 31, 2013, we completed eight acquisitions, none of which individually accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the eight acquisitions completed during the year ended December 31, 2013 was approximately $64.2 million. During 2012, we acquired the business of R360 Environmental Solutions, Inc., or R360, a leading provider of non-hazardous E&P waste treatment, recovery and disposal services, for total fair value of consideration transferred of $1.38 billion.  During the year ended December 31, 2012, we completed 12 other acquisitions, none of which individually or in the aggregate accounted for greater than 10% of our total assets. The total fair value of consideration transferred for the 12 other acquisitions completed during the year ended December 31, 2012 was approximately $275.8 million.

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

Landfill Disposal Services

As of December 31, 2014, we owned or operated 42 MSW landfills, eight E&P waste landfills, which only accept E&P waste, eight non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste, and two development stage landfills. Twelve of our MSW landfills also received E&P waste during 2014. We generally own landfills to achieve vertical integration in markets where the economic and regulatory environments make landfill ownership attractive.  We also own landfills in certain markets where it is not necessary to provide collection services because we believe that we are able to attract volume to our landfills, given our location or other market dynamics. Over time, MSW landfills generate a greenhouse gas, methane, which can be converted into a valuable source of clean energy. We deploy gas recovery systems at 31 of our landfills to collect methane, which can then be used to generate electricity for local households, fuel local industrial power plants, power alternative fueled vehicles, or qualify for carbon emission credits.

Our developed and operational landfill facilities consisted of the following at December 31, 2014:

Owned and operated landfills	47
Operated landfills under life-of-site agreements	6
Operated landfills under limited-term operating agreements	5
58

Under landfill operating agreements, the owner of the property, generally a municipality, usually owns the permit and we operate the landfill for a contracted term, which may be the life of the landfill.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  We are responsible for all final capping, closure and post-closure obligations at our operated landfills for which we have life-of-site agreements.  Our five operating agreements for which the contracted term is less than the life of the landfill have expiration dates of 2015, 2017, 2017, 2018 and 2024, and we intend to seek renewal of these contracts prior to, or upon, their expiration.

Based on remaining permitted capacity as of December 31, 2014, and projected annual disposal volumes, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements, is estimated to be approximately 35 years.  Many of our existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  We regularly consider whether it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams or to seek other permit modifications.  We also monitor the available permitted in-place disposal capacity of our landfills on an ongoing basis and evaluate whether to seek capacity expansion using a variety of factors.

We are currently seeking to expand permitted capacity at eight of our landfills, for which we consider expansions to be probable.  Although we cannot be certain that all future expansions will be permitted as designed, the average remaining landfill life for our owned and operated landfills and landfills operated, but not owned, under life-of-site agreements is estimated to be approximately 40 years when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume.

The following table reflects estimated landfill capacity and airspace changes, as measured in tons, for owned and operated landfills and landfills operated, but not owned, under life-of-site agreements (in thousands):

	2014			2013
	Permitted	Probable Expansion	Total	Permitted	Probable Expansion	Total
Balance, beginning of year	668,052	146,933	814,985	654,764	138,885	793,649
Acquired landfills	19,994	-	19,994	-	-	-
Developed landfills	-	-	-	7,607	6,928	14,535
Permits granted	31,265	(31,265)	-	13,348	(13,348)	-
Airspace consumed	(20,486)	-	(20,486)	(19,091)	-	(19,091)
Expansions initiated	-	-	-	-	1,929	1,929
Changes in engineering estimates	15,330	(10,170)	5,160	11,424	12,539	23,963
Balance, end of year	714,155	105,498	819,653	668,052	146,933	814,985

The estimated remaining operating lives for the landfills we own and landfills we operate under life-of-site agreements, based on remaining permitted and probable expansion capacity and projected annual disposal volume, in years, as of December 31, 2014, and December 31, 2013, are shown in the tables below.  The estimated remaining operating lives include assumptions that the operating permits are renewed.

	2014
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	1	3	4	17	6	16	47
Operated landfills under life-of-site agreements	1	-	3	1	-	1	6
	2	3	7	18	6	17	53

	2013
	0 to 5	6 to 10	11 to 20	21 to 40	41 to 50	51+	Total
Owned and operated landfills	2	2	5	14	5	16	44
Operated landfills under life-of-site agreements	-	1	2	2	-	1	6
	2	3	7	16	5	17	50

The disposal tonnage that we received in 2014 and 2013 at all of our landfills is shown in the tables below (tons in thousands):

	Three months ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2014
Owned operational landfills and landfills operated under life-of- site agreements	50	4,545	50	5,139	51	5,562	53	5,240	20,486
Operated landfills	5	116	5	124	5	130	5	121	491
	55	4,661	55	5,263	56	5,692	58	5,361	20,977

	Three months ended
	March 31, 2013		June 30, 2013		September 30, 2013		December 31, 2013		Twelve months ended
	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	Number of Sites	Total Tons	December 31, 2013
Owned operational landfills and landfills operated under life-of-site agreements	49	4,008	49	5,003	49	5,276	50	4,804	19,091
Operated landfills	5	102	5	115	5	119	5	113	449
	54	4,110	54	5,118	54	5,395	55	4,917	19,540

Transfer Station and Intermodal Services

As of December 31, 2014, we owned or operated 64 MSW transfer stations and five E&P waste transfer stations with marine access.  Transfer stations receive, compact and load waste to be transported to landfills or treatment facilities via truck, rail or barge.  They extend our direct-haul reach and link collection operations or waste generators with distant disposal or treatment facilities by concentrating the waste stream from a wider area and thus providing better utilization rates and operating efficiencies.

Intermodal logistics is the movement of containers using two or more modes of transportation, usually including a rail or truck segment.  We entered the intermodal services business in the Pacific Northwest through the acquisition of Northwest Container Services, Inc., which provides repositioning, storage, maintenance and repair of cargo containers for international shipping companies.  We provide these services for containerized cargo primarily to international shipping companies importing and exporting goods through the Pacific Northwest.  We also operate two intermodal facilities primarily for the shipment of waste by rail to distant disposal facilities that we do not own.  As of December 31, 2014, we owned or operated seven intermodal operations in Washington and Oregon.  Our fleet of double-stack railcars provides dedicated direct-line haul services among terminals in Portland, Tacoma and Seattle.  We have contracts with the Burlington Northern Santa Fe and Union Pacific railroads for the movement of containers among our seven intermodal operations.  We also provide our customers container and chassis sales and leasing services.

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

Recycling Services

We offer residential, commercial, industrial and municipal customers recycling services for a variety of recyclable materials, including compost, cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals. We own or operate 35 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  The majority of the recyclables we process for sale are paper products and are shipped primarily to customers in Asia.  Changes in end market demand as well as other factors can cause fluctuations in the prices for such commodities, which can affect revenue, operating income and cash flows.  To reduce our exposure to commodity price volatility and risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volumes collected from third parties.  We believe that recycling will continue to be an important component of local and state solid waste management plans due to the public’s increasing environmental awareness and expanding regulations that mandate or encourage recycling.

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

As of December 31, 2014, we provided E&P waste treatment, recovery and/or disposal services from a network of eight E&P waste landfills, 12 MSW landfills that also received E&P waste during 2014, 22 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities and 20 oil recovery facilities. Treatment processes vary by site and regulatory jurisdiction. At certain treatment facilities, loads of flowback and produced water and other drilling and production wastes delivered by our customers are sampled, assessed and tested by third parties according to state regulations. Solids contained in a waste load are deposited into a land treatment cell where liquids are removed from the solids and are sent through an oil recovery system before being injected into saltwater disposal injection wells or placed in evaporation cells that utilize specialized equipment to accelerate evaporation of liquids. In certain locations, fresh water is then added to the remaining solids in the cell to “wash” the solids several times to remove contaminants, including oil and grease, chlorides and other contaminants, to ensure the solids meet specific regulatory criteria that, in certain areas, are administered by third-party labs and submitted to the regulatory authorities.

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

Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets. We also compete with publicly held and privately owned companies such as Waste Management, Inc., Republic Services, Inc., Clean Harbors, Inc., Tervita Corporation, Secure Energy Services Inc., Nuverra Environmental Solutions, Trinity Oilfield Services and Ecoserv in certain markets. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price.

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

The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA

CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities where, or from which, a release of any hazardous substance into the environment has occurred or is threatened. CERCLA’s primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, any person who arranges for the transportation, disposal or treatment of the hazardous substances, and the transporters who select the disposal and treatment facilities, regardless of the care exercised by such persons. CERCLA also imposes liability for the cost of evaluating and remedying any damage to natural resources. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend on the existence or disposal of “hazardous waste” as defined by RCRA; it can also be based on the release of even very small amounts of the more than 700 “hazardous substances” listed by the EPA, many of which can be found in household waste. In addition, the definition of “hazardous substances” in CERCLA incorporates substances designated as hazardous or toxic under the federal Clean Water Act, Clear Air Act and Toxic Substances Control Act.

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

Larger landfills and landfills located in areas where the ambient air does not meet certain requirements of the CAA may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials. Air permits may be required to construct gas collection and flaring systems and composting operations, and operating permits may be required, depending on the potential air emissions. In July 2014, the EPA proposed “Subpart XXX,” a New Source Performance Standard (“NSPS”) that would apply to newly constructed or modified municipal solid waste (“MSW”) landfills. Subpart XXX would reduce the non-methane organic compounds (“NMOC”) emission threshold at which MSW landfills must install controls, require compliance even during periods of start-up, shutdown, and malfunction, and impose other requirements. State air regulatory programs may impose additional restrictions beyond federal requirements. For example, some state air programs uniquely regulate odor and the emission of toxic air pollutants.

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

In addition, the EPA recently modified, or is in the process of modifying, other standards promulgated under the CAA in a manner which could increase our compliance costs. For example, the EPA has recently modified or discussed modifying national ambient air quality standards applicable to particulate matter, carbon monoxide, and oxides of sulfur and nitrogen, and other standards to make them more stringent.

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

The EPA’s regulation of GHG emissions under its CAA authority may also impact our operations. In 2009, the EPA made an endangerment finding allowing GHGs to be regulated under the CAA. The CAA requires stationary sources of air pollution to obtain New Source Review, or NSR, permits prior to construction and, in some cases, Title V operating permits. Pursuant to the EPA’s rulemakings and interpretations, certain Title V and NSR Prevention of Significant Deterioration, or PSD, permits issued on or after January 2, 2011, must address GHG emissions. As a result, new or modified emissions sources may be required to install Best Available Control Technology to limit GHG emissions. The EPA’s proposed Subpart XXX would also require the reduction of GHG emissions from new or modified landfills, and the EPA published in July 2014 an Advanced Notice of Proposed Rulemaking (“ANPR”) that sought public comment on rules that would reduce GHG emissions from existing landfills. In addition, the EPA’s Mandatory Greenhouse Gas Reporting Rule sets monitoring, recordkeeping, and reporting requirements applicable to certain landfills and other entities.

Regulation of GHG emissions from oil and gas E&P operations may also increase the costs to our customers of developing and producing hydrocarbons, and as a result, may have an indirect and adverse effect on the amount of oilfield waste delivered to our facilities by our customers. For example, a group of state attorneys general petitioned the EPA in December 2012 requesting that the EPA set methane emissions standards for the oil and gas sector pursuant to its CAA authority. The EPA has not yet acted on the petition, but released in April 2014 five technical white papers describing potential methane mitigation measures applicable to E&P sources including compressors, hydraulically fractured oil wells, leaks, liquids unloading, and pneumatic devices, and the EPA had indicated that it would make a decision on its regulatory approach in 2014. The State of Colorado adopted rules in February 2014 that would directly regulate methane emissions from the oil and gas sector, and other states subsequently adopted or considered similar regulations, including Wyoming, California and Ohio.

The EPA’s 2014 activities discussed above follow on the White House’s release in March 2014 of a “Climate Action Plan: Strategy to Reduce Methane Emissions,” which sets out a strategy for EPA and other agencies to follow in reducing emissions from landfills, oil and gas operations, coal mines and the agricultural sector.

These statutes and regulations increase the costs of our operations, and future climate change statutes and regulations may have an impact as well. If we are unable to pass such higher costs through to our customers, or if our customers’ costs of developing and producing hydrocarbons increase, our business, financial condition and operating results could be adversely affected.

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

Hydraulic Fracturing Regulation

We do not conduct hydraulic fracturing operations, but we do provide treatment, recovery and disposal services with respect to the fluids used and wastes generated by our customers in such operations, which are often necessary to drill and complete new wells and maintain existing wells. Recently, there has been increased public concern regarding the alleged potential for hydraulic fracturing to adversely affect drinking water supplies, and proposals have been made to enact separate federal legislation or legislation at the state and local government levels that would increase the regulatory burden imposed on hydraulic fracturing. Bills and regulations have been proposed and/or adopted at the federal, state and local levels that would regulate, restrict or prohibit hydraulic fracturing operations or require the reporting and public disclosure of chemicals used in the hydraulic fracturing process. Additionally, the EPA is currently studying the environmental impacts of hydraulic fracturing, including the impacts resulting from the treatment and disposal of E&P wastes associated with the hydraulic fracturing process. In 2014, the EPA proposed or discussed new rules that would regulate hydraulic fracturing and the treatment and disposal of E&P wastes associated with fracturing.

Hydraulic fracturing is regulated extensively at the state level, typically by state oil and natural gas commissions and similar agencies. States and localities have placed moratoria or bans on hydraulic fracturing or the disposal of waste therefrom, or have considered the same. For example, in December 2014, New York announced its intention to ban hydraulic fracturing, and bans or moratoria are in effect in localities in California, Colorado, Ohio, Pennsylvania and Texas, as well as in other states. Several states, including Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming, where we conduct business, have adopted or proposed laws and/or regulations to require oil and natural gas operators to disclose information concerning their operations, which could result in increased public scrutiny.

As part of its efforts to regulate hydraulic fracturing, the EPA is developing a proposed rule to amend the Effluent Limitations Guidelines and Standards (“ELGs”) to address discharges of wastewater pollutants from onshore unconventional oil and gas extraction facilities to publicly-owned treatment works (“POTWs”). The EPA sent the proposed rule to the White House Office of Management & Budget in November 2014 for pre-publication review and plans to publish the proposed rule in February 2015. In September 2014, the EPA announced that it plans to conduct a detailed study of centralized waste treatment (“CWT”) facilities accepting oil and gas extraction wastewater to ensure that current controls are adequate, and the scope of the planned study would analyze the environmental impacts of discharges from CWTs, available treatment technologies and their costs. In May 2014, the EPA issued an ANPR under the Toxic Substances Control Act (“TSCA”) seeking comment on whether and how the EPA should regulate the reporting or disclosure of the use of hydraulic fracturing chemical substances and mixtures. The EPA also released in 2014 guidance and studies concerning the applicability of the SDWA and RCRA to hydraulic fracturing operations. The impacts of the rules that the EPA is proposing or discussing will be uncertain until the rules are finalized.

If the EPA’s newly proposed or discussed rules, or other new federal, state or local laws or regulations that significantly restrict hydraulic fracturing, are adopted, such legal requirements could result in delays, eliminate certain drilling and injection activities and make it more difficult or costly for our customers to perform hydraulic fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas exploration and production activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance.

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

Insurance

We have a high deductible or self-insured retention insurance program for automobile liability, general liability, employer’s liability claims, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  Our loss exposure for insurance claims is generally limited to per incident deductibles or self-insured retentions.  Losses in excess of deductible or self-insured retention levels are insured subject to policy limits.  Under our current insurance program, we carry per incident deductibles or self-insured retentions of $2 million for automobile liability claims, $1.5 million for workers’ compensation and employer’s liability claims, $1 million for general liability claims, $1 million for directors’ and officers’ liability claims, $250,000 for employee group health insurance and employment practices liability, and primarily $100,000 for property claims.  We also have a policy covering risks associated with cyber liability that has a $50,000 self-insured retention. Additionally, we have umbrella policies with insurance companies for automobile liability, general liability and employer’s liability. Since workers’ compensation is a statutory coverage limited by the various state jurisdictions, the umbrella coverage is not applicable.  Also, our umbrella policy does not cover property claims, as the insurance limits for these claims are in accordance with the replacement values of the insured property.  From time to time, actions filed against us include claims for punitive damages, which are generally excluded from coverage under our liability insurance policies.

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

Financial Surety Bonds

We use financial surety bonds for a variety of corporate guarantees.  The financial surety bonds are primarily used for guaranteeing municipal contract performance and providing financial assurances to meet asset closure and retirement requirements under certain environmental regulations.  In addition to surety bonds, such guarantees and obligations may also be met through alternative financial assurance instruments, including insurance, letters of credit and restricted asset deposits. At December 31, 2014 and 2013, we had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $342.6 million and $304.4 million, respectively, to secure our asset closure and retirement requirements and $94.4 million and $89.2 million, respectively, to secure performance under collection contracts and landfill operating agreements.

We own a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste sector, including a portion of our own.

EMPLOYEES

At December 31, 2014, we had 6,777 employees, of which 683, or approximately 10.1% of our workforce, were employed under collective bargaining agreements, primarily with the Teamsters Union.  These collective bargaining agreements are renegotiated periodically.  We have five collective bargaining agreements covering 249 employees that have expired or are set to expire during 2015.  We do not expect any significant disruption in our overall business in 2015 as a result of labor negotiations, employee strikes or organizational efforts.

SEASONALITY

We expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters and lower in the fourth quarter than in the second and third quarters.  This seasonality reflects (a) the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during winter months in the U.S., and (b) reduced E&P activity during harsh weather conditions, with expected fluctuation due to such seasonality between our highest and lowest quarters of approximately 12% to 15%.  In addition, some of our operating costs may be higher in the winter months.  Adverse winter weather conditions slow waste collection activities, resulting in higher labor and operational costs.  Greater precipitation in the winter increases the weight of collected municipal solid waste, resulting in higher disposal costs, which are calculated on a per ton basis.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers as of February 10, 2015:

NAME	AGE	POSITIONS
Ronald J. Mittelstaedt (1)	51	Chief Executive Officer and Chairman
Steven F. Bouck	57	President
Darrell W. Chambliss	50	Executive Vice President and Chief Operating Officer
Worthing F. Jackman	50	Executive Vice President and Chief Financial Officer
David G. Eddie	45	Senior Vice President and Chief Accounting Officer
David M. Hall	57	Senior Vice President – Sales and Marketing
James M. Little	53	Senior Vice President – Engineering and Disposal
Patrick J. Shea	44	Senior Vice President, General Counsel and Secretary
Matthew S. Black	42	Vice President and Chief Tax Officer
Robert M. Cloninger	42	Vice President, Deputy General Counsel and Assistant Secretary
Eric O. Hansen	49	Vice President – Chief Information Officer
Susan R. Netherton	45	Vice President – People, Training and Development
Scott I. Schreiber	58	Vice President – Disposal Operations
Gregory Thibodeaux	48	Vice President – Maintenance and Fleet Management
Mary Anne Whitney	51	Vice President – Finance
Richard K. Wojahn	57	Vice President – Business Development

(1)	Member of the Executive Committee of the Board of Directors.

Ronald J. Mittelstaedt has been Chief Executive Officer and a director of Waste Connections since the company was formed, and was elected Chairman in January 1998. Mr. Mittelstaedt also served as President from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has more than 25 years of experience in the solid waste industry. Mr. Mittelstaedt serves as a director of SkyWest, Inc. and Mattress Firm Holding Corp. Mr. Mittelstaedt holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

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

David M. Hall has been Senior Vice President – Sales and Marketing of Waste Connections since October 2005. From August 1998 to that date, Mr. Hall served as Vice President – Business Development. Mr. Hall has more than 29 years of experience in the solid waste industry with extensive operating and marketing experience in the Western U.S. Mr. Hall received a B.S. degree in Management and Marketing from Missouri State University.

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

Patrick J. Shea has been Senior Vice President, General Counsel and Secretary of Waste Connections since August 2014. From February 2009 to that date, Mr. Shea served as Vice President, General Counsel and Secretary. From February 2008 to February 2009, Mr. Shea served as General Counsel and Secretary. He served as Corporate Counsel from February 2004 to February 2008. Mr. Shea practiced corporate and securities law with Brobeck, Phleger & Harrison LLP in San Francisco from 1999 to 2003 and Winthrop, Stimson, Putnam & Roberts (now Pillsbury Winthrop Shaw Pittman LLP) in New York and London from 1995 to 1999. Mr. Shea holds a B.S. degree in Managerial Economics from the University of California at Davis and a J.D. degree from Cornell University.

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

Robert M. Cloninger has been Vice President, Deputy General Counsel and Assistant Secretary of Waste Connections since August 2014. From February 2013 to that date, Mr. Cloninger served as Deputy General Counsel. He served as Corporate Counsel from February 2008 to February 2013. Mr. Cloninger practiced corporate, securities and mergers and acquisitions law with Schiff Hardin LLP in Chicago from 1999 to 2004 and Downey Brand LLP in Sacramento from 2004 to 2008. Mr. Cloninger holds a B.A. degree in History from Northwestern University and a J.D. degree from the University of California at Davis.

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

Richard K. Wojahn has been Vice President – Business Development of Waste Connections since February 2009.  From September 2005 to that date, Mr. Wojahn served as Director of Business Development.  Mr. Wojahn served as Vice President of Operations for Mountain Jack Environmental Services, Inc. (which was acquired by Waste Connections in September 2005) from January 2004 to September 2005.  Mr. Wojahn has more than 33 years of experience in the solid waste industry having held various management positions with Waste Management, Inc. and Allied Waste Industries, Inc.  Mr. Wojahn attended Western Illinois University.

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

ITEM 1A.     RISK FACTORS

Certain statements contained in this Annual Report on Form 10-K are forward-looking in nature, including statements related to our ability to obtain additional exclusive arrangements, our ability to generate internal growth, our ability to generate free cash flow and reduce our leverage, our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit agreement or raise additional capital, the impact of global economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of landfill special waste projects on volume results, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, our ability to grow through acquisitions and our expectations with respect to the impact of acquisitions on our expected revenues and expenses, our ability to expand permitted capacity at landfills we own or operate, our expectations with respect to capital expenditures, our expectations with respect to the purchase of fuel and fuel prices, and our expectations with respect to the outcomes of our legal proceedings.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Negative trends or volatility in crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services.

The price of crude oil dropped precipitously in late 2014 and is expected to affect the profitability and creditworthiness of many E&P companies and therefore may affect their level of investment and the amount of linear feet drilled in the basins where we operate. Lower crude oil prices and the volatility of such prices may impact the ability of E&P companies to access capital on economically advantageous terms or at all; in addition, E&P companies may elect to decrease investment in basins where the returns on investment are inadequate or uncertain due to lower crude oil prices or volatility in crude oil prices. Such reductions in capital spending would negatively impact E&P waste generation and therefore the demand for our services. Further, we cannot provide assurances that higher crude oil prices will result in increased capital spending and linear feet drilled by our customers in the basins where we operate.

Our results are vulnerable to economic conditions.

Our business and financial results would be harmed by downturns in the general economy, or in the economy of the regions in which we operate as well as other factors affecting those regions, including the price of crude oil.  In an economic slowdown, we experience the negative effects of decreased waste generation, increased competitive pricing pressure, customer turnover, and reductions in customer service requirements.  Two lines of business that could see a more immediate impact would be construction and demolition and E&P waste disposal. In addition, a weaker economy may result in declines in recycled commodity prices. Worsening economic conditions or a prolonged or recurring economic recession could adversely affect our operating results and expected seasonal fluctuations.  Further, we cannot assure you that any improvement in economic conditions after such a downturn will result in an immediate, if at all positive, improvement in our operating results or cash flows.

Our E&P waste business depends on the willingness of E&P companies to outsource their waste services activities.

The demand for E&P waste services in the basins in which we operate may be adversely affected by the willingness of E&P companies to outsource their waste services activities. In certain basins, we are largely dependent on the willingness of E&P companies to outsource their waste services activities generally, and to us specifically, rather than to our competitors. To the extent that E&P companies, including our current customers, elect not to outsource their E&P waste services activities or market prices decline, our results may be affected. E&P companies have varying market shares within basins, and, depending on that share, the loss of any customer in a given basin could have an adverse effect on results of operations and cash flows in that market. Furthermore, while our E&P customers frequently require us to enter into master service agreements, such agreements typically do not include volume commitments from the customers and typically are terminable at the discretion of either party. These factors introduce greater volatility to our revenues and operating margins for this business, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

We currently own and/or operate 58 landfills and have two additional landfills in development.  Our ability to meet our financial and operating objectives may depend in part on our ability to acquire, lease, or renew landfill operating permits, expand existing landfills and develop new landfill sites, especially in our E&P waste business.  It has become increasingly difficult and expensive to obtain required permits and approvals to build, operate and expand solid waste management facilities, including landfills and transfer stations.  Although the process generally takes less time, the process of obtaining permits and approvals for E&P landfills has similar uncertainties. Operating permits for landfills in states where we operate must generally be renewed every five to ten years, although some permits are required to be renewed more frequently.  These operating permits often must be renewed several times during the permitted life of a landfill.  The permit and approval process is often time consuming, requires numerous hearings and compliance with zoning, environmental and other requirements, is frequently challenged by special interest and other groups, and may result in the denial of a permit or renewal, the award of a permit or renewal for a shorter duration than we believed was otherwise required by law, or burdensome terms and conditions being imposed on our operations.  We may not be able to obtain new landfill sites or expand the permitted capacity of our landfills when necessary and may be required to expense up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered.  Obtaining new landfill sites is important to our expansion into new, non-exclusive solid waste markets and in our E&P waste business.  If we do not believe that we can obtain a landfill site in a non-exclusive market, we may choose not to enter that market.  Expanding existing landfill sites is important in those markets where the remaining lives of our landfills are relatively short.  We may choose to forego acquisitions and internal growth in these markets because increased volumes would further shorten the lives of these landfills.  Any of these circumstances could adversely affect our operating results.

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

Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so. While we expect we will be able to fund some of our acquisitions with our existing resources, additional financing to pursue additional acquisitions may be required.  However, particularly if market conditions deteriorate, we may be unable to secure additional financing or any such additional financing may be available to us on unfavorable terms, which could have an impact on our flexibility to pursue additional acquisition opportunities.  In addition, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit agreement or raise other capital.  Our access to funds under the credit agreement is dependent on the ability of the banks that are parties to the facility to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

Our indebtedness could adversely affect our financial condition and limit our financial flexibility.

As of December 31, 2014, we had approximately $2.0 billion of total indebtedness outstanding, and we may incur additional debt in the future.  This amount of indebtedness could:

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

In 2012, we acquired the non-hazardous E&P waste treatment, recovery and disposal businesses of R360, which are included in what we refer to as our E&P waste business. Our E&P waste business accounted for approximately 15% of our revenues in 2014. While we conducted limited E&P waste treatment and disposal prior to the R360 acquisition, the E&P waste business is outside of our historical core business of municipal solid waste. We expect revenues and operating margins, as well as customer demand, for our E&P waste business to be more volatile than our historical MSW business, particularly in the near term, given the precipitous decline in crude oil prices in late 2014. If we are unable to effectively manage this business, or if we do not adequately anticipate the volatility of this business, our financial condition and results of operations may suffer.

The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate.

Based on historic trends, we expect our operating results to vary seasonally, with revenues typically lowest in the first quarter, higher in the second and third quarters, and lower in the fourth quarter than in the second and third quarters.  We expect the fluctuation in our revenues between our highest and lowest quarters to be approximately 12% to 15%.  This seasonality reflects the lower volume of solid waste generated during the late fall, winter and early spring because of decreased construction and demolition activities during the winter months in the U.S., and reduced E&P activity during harsh weather conditions.  Conversely, mild winter weather conditions may reduce demand for oil and natural gas, which may cause our customers to curtail their drilling programs, which could result in production of lower volumes of E&P waste.

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

We derive a significant portion of our revenues from market areas where we have exclusive arrangements, including franchise agreements, municipal contracts and G Certificates.  Many franchise agreements and municipal contracts are for a specified term and are, or will be, subject to competitive bidding in the future.  For example, we have approximately 319 contracts, representing approximately 2.4% of our annual revenues, which are set for expiration or automatic renewal on or before December 31, 2015.  Although we intend to bid on additional municipal contracts and franchise agreements, we may not be the successful bidder.  In addition, some of our customers, including municipalities, may terminate their contracts with us before the end of the terms of those contracts.  Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills. For example, see the discussion regarding the Madera County, California Materials Recovery Facility Contract Litigation under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.

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

We maintain high deductible insurance policies for automobile, general, employer’s, environmental, cyber, employment practices and directors’ and officers’ liability as well as for employee group health insurance, property insurance and workers’ compensation.  We carry umbrella policies for certain types of claims to provide excess coverage over the underlying policies and per incident deductibles.  The amounts that we effectively self-insure could cause significant volatility in our operating margins and reported earnings based on the event and claim costs of incidents, accidents, injuries and adverse judgments.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from our third-party actuary and our third-party claims administrator.  To the extent these estimates are inaccurate, we may recognize substantial additional expenses in future periods that would reduce operating margins and reported earnings.  Furthermore, while we maintain liability insurance, our insurance is subject to coverage limitations. If we were to incur substantial liability, our insurance coverage may be inadequate to cover the entirety of such liability. This could have a material adverse effect on our financial position, results of operations and cash flows. One form of coverage limitation concerns claims for punitive damages, which are generally excluded from coverage under all of our liability insurance policies.  A punitive damage award could have an adverse effect on our reported earnings in the period in which it occurs.  Significant increases in premiums on insurance that we retain also could reduce our margins.

We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk.

Our businesses rely on computer systems to provide customer information, process customer transactions and provide other general information necessary to manage our businesses. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. We have an active disaster recovery plan in place that we review and test. However, our computer systems are subject to damage or interruption due to system conversions, power outages, computer or telecommunication failures, catastrophic events such as fires, tornadoes and hurricanes and usage errors by our employees. Given the unpredictability of the timing, nature and scope of such disruptions, we could potentially be subject to operational delays and interruptions in our ability to provide services to our customers. Any disruption caused by the unavailability of our computer systems could adversely affect our revenues or could require significant investment to fix or replace them, and, therefore, could affect our operating results.

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

Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our operations and organization, some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as market conditions, including the price of crude oil, market position, competition, customer base, loss of key employees, third-party legal challenges or governmental actions.  In addition, we may change our strategy with respect to a market or acquired businesses and decide to sell such operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.  Similar risks may affect contracts that we are awarded to operate municipally-owned assets, such as landfills.

Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition.

It is possible that the corporate entities or sites we have acquired, or which we may acquire in the future, have liabilities or risks in respect of former or existing operations or properties, or otherwise, which we have not been able to identify and assess through our due diligence investigations.  As a successor owner, we may be legally responsible for those liabilities that arise from businesses that we acquire.  Even if we obtain legally enforceable representations, warranties and indemnities from the sellers of such businesses, they may not cover the liabilities fully or the sellers may not have sufficient funds to perform their obligations.  Some environmental liabilities, even if we do not expressly assume them, may be imposed on us under various regulatory schemes and other applicable laws.  In addition, our insurance program may not cover such sites and will not cover liabilities associated with some environmental issues that may have existed prior to attachment of coverage.  A successful uninsured claim against us could harm our financial condition or operating results. Additionally, there may be other risks of which we are unaware that could have an adverse effect on businesses that we acquire or have acquired.  For example, interested parties may bring actions against us in connection with operations that we acquire or have acquired.  Furthermore, risks or liabilities we judge to be not material or remote at the time of acquisition may develop into more serious risks to our business. Any adverse outcome resulting from such risks or liabilities could harm our operations and financial results and create negative publicity, which could damage our reputation, competitive position and stock price.  For example, see the discussions regarding the Hudson Valley, New York TEAM Transportation Workers’ Compensation Trust and the Lower Duwamish Waterway Superfund Site Allocation Process under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.

Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs.

Existing environmental laws and regulations have become more stringently enforced in recent years.  In addition, our industry is subject to regular enactment of new or amended federal, state and local environmental and health and safety statutes, regulations and ballot initiatives, as well as judicial decisions interpreting these requirements, which have become more stringent over time.  Citizen suits brought pursuant to environmental laws have proliferated. We expect these trends to continue, which could lead to material increases in our costs for future environmental, health and safety compliance. These requirements also impose substantial capital and operating costs and operational limitations on us and may adversely affect our business.  In addition, federal, state and local governments may change the rights they grant to, the restrictions they impose on, or the laws and regulations they enforce against, solid waste and E&P waste services companies. These changes could adversely affect our operations by restricting the way in which we manage storm water runoff, comply with health and safety laws, treat and dispose of E&P or other waste or our ability to operate and expand our business.

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

If we fail to comply with state and federal regulations governing the design, operation, closure and financial assurance of MSW, non-MSW and E&P landfills, we could be required to undertake investigatory or remedial activities, curtail operations or close such landfills temporarily or permanently.  Future changes to these regulations may require us to modify, supplement or replace equipment or facilities at substantial costs.  If regulatory agencies fail to enforce these regulations vigorously or consistently, our competitors whose facilities are not forced to comply with the regulations may obtain an advantage over us.  Our financial obligations arising from any failure to comply with these regulations could harm our business and operating results.

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

We are required to pay capping, closure and post-closure maintenance costs for landfill sites that we own and operate.  We are also required to pay capping, closure and post-closure maintenance costs for operated landfills for which we have life-of-site agreements.  Our obligations to pay closure or post-closure costs may exceed the amount we have accrued and reserved and other amounts available from funds or reserves established to pay such costs.  In addition, the completion or closure of a landfill site does not end our environmental obligations.  After completion or closure of a landfill site, there exists the potential for unforeseen environmental problems to occur that could result in substantial remediation costs.  Paying additional amounts for closure or post-closure costs and/or for environmental remediation could harm our financial condition or operating results.

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

We may also be liable for any on-site environmental contamination caused by pollutants or hazardous substances whose transportation, treatment or disposal we or our predecessors arranged or conducted.  Some environmental laws and regulations may impose strict, joint and several liability in connection with releases of regulated substances into the environment. Therefore, in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties. If we were to incur liability for environmental damage, environmental cleanups, corrective action or damage not covered by insurance or in excess of the amount of our coverage, our financial condition or operating results could be materially adversely affected.  For example, see the discussion regarding the Lower Duwamish Waterway Superfund Site Allocation Process under the “Legal Proceedings” section of Note 11 of our consolidated financial statements included in Item 8 of this report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, we owned 148 collection operations, 52 transfer stations, 33 MSW landfills, eight E&P waste landfills, six non-MSW landfills, two development stage landfills, 35 recycling operations, five intermodal operations, 22 liquid E&P waste injection wells, 17 E&P waste treatment and recovery facilities and 20 oil recovery facilities, and operated, but did not own, an additional 17 transfer stations, nine MSW landfills, two non-MSW landfills and two intermodal operations, in 31 states.  Non-MSW landfills accept construction and demolition, industrial and other non-putrescible waste. We lease certain of the sites on which these facilities are located.  We lease various office facilities, including our corporate offices in The Woodlands, Texas, where we occupy approximately 53,000 square feet of space. We also maintain regional administrative offices in each of our segments.  We own various equipment, including waste collection and transportation vehicles, related support vehicles, double-stack rail cars, carts, containers, chassis and heavy equipment used in landfill, collection, transfer station, waste treatment and intermodal operations.  We believe that our existing facilities and equipment are adequate for our current operations.  However, we expect to make additional investments in property and equipment for expansion and replacement of assets in connection with future acquisitions.

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

	HIGH	LOW	DIVIDENDS DECLARED(1)

2015
First Quarter (through January 30, 2015)	$44.60	$42.05	$0.13

2014
Fourth Quarter	$50.73	$42.86	$0.13
Third Quarter	50.93	46.60	0.115
Second Quarter	48.80	41.76	0.115
First Quarter	44.62	39.69	0.115

2013
Fourth Quarter	$46.49	$41.08	$0.115
Third Quarter	46.00	41.14	0.10
Second Quarter	41.71	34.61	0.10
First Quarter	36.56	33.26	0.10

(1) On February 9, 2015, we announced that our Board of Directors approved a regular quarterly cash dividend of $0.13 per share on our common stock. Our Board of Directors will review the cash dividend periodically, with a long-term objective of increasing the amount of the dividend. We cannot assure you as to the amounts or timing of future dividends. We have the ability under our credit agreement and master note purchase agreement to repurchase our common stock and pay dividends provided we maintain specified financial ratios.

As of January 30, 2015, there were 97 record holders of our common stock.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of December 31, 2014, we have repurchased approximately 40.0 million shares of our common stock at a cost of $791.4 million, or an average price of $19.77 per share.  The table below reflects repurchases we made during the three months ended December 31, 2014 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
10/1/14 – 10/31/14	-	$-	-	$415,960
11/1/14 – 11/30/14	-	-	-	415,960
12/1/14 – 12/31/14	167,100	43.79	167,100	408,643
	167,100	43.79	167,100

(1) This amount represents the weighted average price paid per common share.  This price includes a per share commission paid for all repurchases.

Performance Graph

The following performance graph compares the total cumulative stockholder returns on our common stock over the past five fiscal years with the total cumulative returns for the S&P 500 Index, the Dow Jones U.S. Waste and Disposal Services Index, or DJ Waste Services Index, and a peer group index we selected.  We have selected the DJ Waste Services Index to replace the peer group index we have used in past years. As a result of our acquisition of R360 in October 2012 and subsequent growth of our E&P waste business, we believe that the numerous and diversified companies represented by the DJ Waste Services Index provides a more relevant comparison.

The graph assumes an investment of $100 in our common stock on December 31, 2009, and the reinvestment of all dividends.  This chart has been calculated in compliance with SEC requirements and prepared by Capital IQ®.

This graph and the accompanying text is not “soliciting material,” is not deemed filed with the SEC, and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

	Base Period	Indexed Returns Years Ending
Company Name / Index	Dec09	Dec10	Dec11	Dec12	Dec13	Dec14
Waste Connections, Inc.	$100	$124.09	$150.84	$155.63	$203.04	$206.83
S&P 500 Index	$100	$115.06	$117.49	$136.30	$180.44	$205.14
Dow Jones U.S. Waste & Disposal Services Index	$100	$118.78	$118.99	$129.11	$161.31	$183.49
Peer Group (a)	$100	$113.46	$104.82	$113.95	$146.05	$175.97

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

	YEARS ENDED DECEMBER 31,
	2014 (a)	2013 (a)	2012 (a)	2011	2010
	(in thousands, except share and per share data)
STATEMENT OF OPERATIONS DATA:
Revenues	$2,079,166	$1,928,795	$1,661,618	$1,505,366	$1,319,757
Operating expenses:
Cost of operations	1,138,388	1,064,819	956,357	857,580	749,487
Selling, general and administrative	229,474	212,637	197,454	161,967	149,860
Depreciation	230,944	218,454	169,027	147,036	132,874
Amortization of intangibles	27,000	25,410	24,557	20,064	14,582
Loss on prior office leases	-	9,902	-	-	-
Gain from litigation settlement	-	-	(3,551)	-	-
Impairments and other operating charges	4,091	4,129	1,627	1,657	571
Operating income	449,269	393,444	316,147	317,062	272,383

Interest expense	(64,674)	(73,579)	(53,037)	(44,520)	(40,134)
Loss on extinguishment of debt	-	-	-	-	(10,193)
Other income, net	1,067	1,056	1,993	587	3,420
Income before income tax provision	385,662	320,921	265,103	273,129	225,476

Income tax provision	(152,335)	(124,916)	(105,443)	(106,958)	(89,334)
Net income	233,327	196,005	159,660	166,171	136,142

Less: Net income attributable to noncontrolling interests	(802)	(350)	(567)	(932)	(1,038)
Net income attributable to Waste Connections	$232,525	$195,655	$159,093	$165,239	$135,104

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.87	$1.58	$1.31	$1.47	$1.17
Diluted	$1.86	$1.58	$1.31	$1.45	$1.16

Shares used in the per share calculations:
Basic	124,215,346	123,597,540	121,172,381	112,720,444	115,646,173
Diluted	124,787,421	124,165,052	121,824,349	113,583,486	116,894,204

Cash dividends per common share	$0.475	$0.415	$0.37	$0.315	$0.075
Cash dividends paid	$58,906	$51,213	$44,465	$35,566	$8,561

(a)	For more information regarding this financial data, see the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in this report.

	DECEMBER 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
BALANCE SHEET DATA:
Cash and equivalents	$14,353	$13,591	$23,212	$12,643	$9,873
Working capital surplus (deficit)	5,833	(16,513)	(55,086)	(34,544)	(37,976)
Property and equipment, net	2,594,205	2,450,649	2,457,606	1,450,469	1,337,476
Total assets	5,250,031	5,064,252	5,076,026	3,328,005	2,915,984
Long-term debt and notes payable	1,975,916	2,067,590	2,204,967	1,172,758	909,978
Total equity	2,233,741	2,048,207	1,883,130	1,399,687	1,370,418

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

We seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  We also target niche markets, like E&P waste treatment and disposal services, with similar characteristics and, we believe, higher comparative growth potential over the long term.

As of December 31, 2014, we served residential, commercial, industrial and E&P customers in 31 states:  Alabama, Alaska, Arizona, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of December 31, 2014, we owned or operated a network of 148 solid waste collection operations; 69 transfer stations; seven intermodal facilities, 35 recycling operations, 58 active MSW, E&P and/or non-MSW landfills, 22 E&P liquid waste injection wells, 17 E&P waste treatment and recovery facilities, 20 oil recovery facilities and two development stage landfills.

2014 Financial Performance

Operating Results

Revenues in 2014 increased 7.8% to $2.08 billion from $1.93 billion in 2013, as a result of organic growth in solid waste, plus increased E&P waste activity. Solid waste revenues increased 5.4%, primarily due to internal growth. Solid waste internal growth increased to 4.3% in 2014, from 3.1% in 2013.  Pricing growth was 0.1 percentage points lower than in 2013, due to higher core prices offset by lower fuel, materials and environmental surcharges. Increases in landfill and hauling volumes contributed to total volume growth increasing to 2.1% in 2014 from 0.7% in 2013. A larger decrease in recycled commodity prices than in the prior year, coupled with lower volumes due to the closure of two of our recycling operations, resulted in recycling contributing negative 0.6% to internal growth in 2014, compared to negative 0.5% in 2013. E&P waste revenues increased to $310.1 million from $250.8 million in 2013, through a combination of increased activity at existing facilities and contributions from new facilities.

In 2014, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, a non-GAAP financial measure (refer to page 60 of this report for a definition and reconciliation to Net income), increased 9.1% to $717.1 million, from $657.0 million in 2013.  As a percentage of revenue, adjusted EBITDA increased from 34.1% in 2013, to 34.5% in 2014.  This 0.4 percentage point increase was primarily attributable to an increased mix of higher margin solid waste disposal and E&P waste revenues. Adjusted net income attributable to Waste Connections, a non-GAAP financial measure (refer to page 61 of this report for a definition and reconciliation to Net income attributable to Waste Connections), in 2014 increased 14.7% to $254.2 million from $221.7 million in 2013.

Adjusted Free Cash Flow

Net cash provided by operating activities increased 12.6% to $545.2 million in 2014, from $484.1 million in 2013, and capital expenditures increased from $209.9 million in 2013 to $241.3 million in 2014, an increase of $31.4 million, or 15.0%. This increase in capital expenditures was primarily due to pulling forward into 2014 capital expenditures from 2015 to take advantage of bonus depreciation tax benefits available in 2014, and the construction of two new E&P waste disposal facilities and a new construction and demolition landfill.  Adjusted free cash flow, a non-GAAP financial measure (refer to page 59 of this report for a definition and reconciliation to Net cash provided by operating activities), increased 6.6% to $321.6 million in 2014, from $301.6 million in 2013.  Adjusted free cash flow as a percentage of revenues was 15.5% in 2014, compared to 15.6% in 2013.  This decrease as a percentage of revenues was primarily due to increased capital expenditures as noted above.

Return of Capital to Stockholders

In 2014, we returned $58.9 million to stockholders through cash dividends declared by our Board of Directors, which also increased the quarterly cash dividend by 13% from $0.115 to $0.13 per share of common stock in October 2014. Our Board of Directors intends to review the quarterly dividend during the fourth quarter of each year, with a long-term objective of increasing the amount of the dividend. In 2014, we also repurchased approximately 167,100 shares of common stock at a cost of $7.3 million. We expect the amount of capital we return to stockholders through stock repurchases to vary depending on our financial condition and results of operations, capital structure, the amount of cash we deploy on acquisitions, the market price of our common stock, and overall market conditions. We cannot assure you as to the amounts or timing of future stock repurchases or dividends. We have the ability under our credit agreement and master note purchase agreement to repurchase our common stock and pay dividends provided that we maintain specified financial ratios.

Capital Position

We target a leverage ratio, as defined in our credit agreement, of approximately 2.75x total debt to EBITDA.  We deployed $126.2 million during 2014 for acquisitions from operating cash flow, and we paid down over $93 million in debt. As a result, our leverage ratio improved to 2.67x at December 31, 2014, from 3.08x at December 31, 2013.

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

Income taxes.  Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  If our judgment and estimates concerning assumptions made in calculating our expected future income tax rates are incorrect, our deferred tax assets and liabilities would change.  Based on our net deferred tax liability balance at December 31, 2014, each 0.1 percentage point change to our expected future income tax rate would change our net deferred tax liability balance and income tax expense by approximately $1.3 million.

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

Final capping, closure and post-closure obligations.  We accrue for estimated final capping, closure and post-closure maintenance obligations at the landfills we own, and the landfills that we operate, but do not own, under life-of-site agreements.  We could have additional material financial obligations relating to final capping, closure and post-closure costs at other disposal facilities that we currently own or operate or that we may own or operate in the future.  Our discount rate assumption for purposes of computing 2014 and 2013 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects our long-term cost of borrowing as of the end of 2013 and 2012.  Our inflation rate assumption was 2.5% for the years ended December 31, 2014 and 2013.  Significant reductions in our estimates of the remaining lives of our landfills or significant increases in our estimates of the landfill final capping, closure and post-closure maintenance costs could have a material adverse effect on our financial condition and results of operations.  Additionally, changes in regulatory or legislative requirements could increase our costs related to our landfills, resulting in a material adverse effect on our financial condition and results of operations.

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

Disposal capacity.  Our internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at our landfills.  Our landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills that we own and at landfills that we operate, but do not own, under life-of-site agreements.  Our landfill depletion rate is based on the term of the operating agreement at our operated landfill that has capitalized expenditures.  Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that has not yet been permitted.  Expansion airspace that meets the following criteria is included in our estimate of total landfill airspace:

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

To determine the fair value of each of our reporting units as a whole and each indefinite-lived intangible asset, we use discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset.  Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in our 2014 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2015 annual budget developed internally by management.  These forecasts reflect operating profit margins that were consistent with 2014 results and annual revenue growth rates of 3.2% in perpetuity.  Our discount rate assumptions are based on an assessment of our weighted average cost of capital which approximated 5.2%.  In assessing the reasonableness of our determined fair values of our reporting units, we evaluate our results against our current market capitalization.

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

We did not record an impairment charge as a result of our goodwill and indefinite-lived intangible assets impairment tests in 2014 and 2013.

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

Our revenues from E&P waste services consist mainly of fees that we charge for the treatment and disposal of liquid and solid waste derived from the drilling of wells for the production of oil and natural gas. We also generate income from the transportation of waste to the disposal facility in certain markets and the sale of reclaimed oil, roadbase and processed and treated waters.

Our revenues from recycling services consist of proceeds generated from selling recyclable materials (including compost, cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals) collected from our residential customers and at our recycling processing operations to third parties for processing before resale.

Our revenues from intermodal services consist mainly of fees we charge customers for the movement of cargo and solid waste containers between our intermodal facilities.  We also generate revenue from the storage, maintenance and repair of cargo and solid waste containers and the sale or lease of containers and chassis.

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands):

	Year Ended December 31, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,289,906	$(3,593)	$1,286,313	61.9%
Solid waste disposal and transfer	617,161	(235,851)	381,310	18.3
Solid waste recycling	58,226	(2,118)	56,108	2.7
E&P waste treatment, recovery and disposal	326,934	(16,862)	310,072	14.9
Intermodal and other	46,291	(928)	45,363	2.2
Total	$2,338,518	$(259,352)	$2,079,166	100.0%

	Year Ended December 31, 2013
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,219,091	$(4,304)	$1,214,787	63.0%
Solid waste disposal and transfer	579,379	(226,897)	352,482	18.3
Solid waste recycling	71,831	(6,101)	65,730	3.4
E&P waste treatment, recovery and disposal	262,286	(11,462)	250,824	13.0
Intermodal and other	46,038	(1,066)	44,972	2.3
Total	$2,178,625	$(249,830)	$1,928,795	100.0%

	Year Ended December 31, 2012
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,176,333	$(5,545)	$1,170,788	70.4%
Solid waste disposal and transfer	524,861	(215,871)	308,990	18.6
Solid waste recycling	81,512	(8,722)	72,790	4.4
E&P waste treatment, recovery and disposal	61,350	(1,542)	59,808	3.6
Intermodal and other	50,321	(1,079)	49,242	3.0
Total	$1,894,377	$(232,759)	$1,661,618	100.0%

Cost of operations includes labor and benefits, tipping fees paid to third-party disposal facilities, vehicle and equipment maintenance, workers’ compensation, vehicle and equipment insurance, insurance and employee group health claims expense, third-party transportation expense, fuel, the cost of materials we purchase for recycling, district and state taxes and host community fees and royalties.  Our significant costs of operations in 2014 were labor, third-party disposal and transportation, vehicle and equipment maintenance, taxes and fees, insurance and fuel.  We use a number of programs to reduce overall cost of operations, including increasing the use of automated routes to reduce labor and workers’ compensation exposure, utilizing comprehensive maintenance and health and safety programs, and increasing the use of transfer stations to further enhance internalization rates.  We carry high-deductible or self-insured retention insurance for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability and directors’ and officers’ liability as well as for employee group health claims, property and workers’ compensation.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.

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

We capitalize some third-party expenditures related to development projects, such as legal, engineering and interest expenses.  We expense all third-party and indirect acquisition costs, including third-party legal and engineering expenses, executive and corporate overhead, public relations and other corporate services, as we incur them.  We charge against net income any unamortized capitalized expenditures and advances (net of any portion that we believe we may recover, through sale or otherwise) that may become impaired, such as those that relate to any operation that is permanently shut down and any landfill development project that we believe will not be completed.  We routinely evaluate all capitalized costs, and expense those related to projects that we believe are not likely to succeed.  For example, if we are unsuccessful in our attempts to obtain or defend permits that we are seeking or have been awarded to operate or expand a landfill, we will no longer generate anticipated income from the landfill and we will be required to expense in a future period up to the carrying value of the landfill or expansion project, less the recoverable value of the property and other amounts recovered.

Results of Operations

The following table sets forth items in our Consolidated Statements of Net Income in thousands and as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
Revenues	$2,079,166	100.0%	$1,928,795	100.0%	$1,661,618	100.0%
Cost of operations	1,138,388	54.8	1,064,819	55.2	956,357	57.6
Selling, general and administrative	229,474	11.0	212,637	11.0	197,454	11.9
Depreciation	230,944	11.1	218,454	11.4	169,027	10.2
Amortization of intangibles	27,000	1.3	25,410	1.3	24,557	1.5
Loss on prior office leases	-	-	9,902	0.5	-	-
Gain from litigation settlement	-	-	-	-	(3,551)	(0.2)
Impairments and other operating charges	4,091	0.2	4,129	0.2	1,627	0.0
Operating income	449,269	21.6	393,444	20.4	316,147	19.0

Interest expense	(64,674)	(3.1)	(73,579)	(3.8)	(53,037)	(3.2)
Other income, net	1,067	0.0	1,056	0.0	1,993	0.1
Income tax provision	(152,335)	(7.3)	(124,916)	(6.5)	(105,443)	(6.3)
Net income attributable to noncontrolling interests	(802)	(0.0)	(350)	(0.0)	(567)	(0.0)
Net income attributable to Waste Connections	$232,525	11.2%	$195,655	10.1%	$159,093	9.6%

Years Ended December 31, 2014 and 2013

Revenues.  Total revenues increased $150.4 million, or 7.8%, to $2.079 billion for the year ended December 31, 2014, from $1.929 billion for the year ended December 31, 2013.

During the year ended December 31, 2014, incremental revenue from acquisitions closed during, or subsequent to, the year ended December 31, 2013, increased solid waste revenues and E&P revenues by approximately $28.0 million and $3.8 million, respectively. Operations divested during, or subsequent to, the year ended December 31, 2013, decreased solid waste revenues by approximately $10.0 million.

During the year ended December 31, 2014, the net increase in prices charged to our solid waste customers was $47.3 million, consisting of $46.6 million of core price increases and $0.7 million of fuel, materials and environmental surcharges.

During the year ended December 31, 2014, volume increases in our existing business increased solid waste revenues and E&P revenues by $35.1 million and $55.8 million, respectively. The increase in solid waste volumes was primarily attributable to increases in roll off collection, landfill special waste projects, landfill MSW volumes and transfer station volumes resulting from increased construction and general economic activity in our markets. The increase in E&P volumes was primarily attributable to $23.9 million of revenue from new facilities opened subsequent to December 31, 2013 and $31.9 million of volume increases at facilities owned and operated in each of the comparable periods.

The substantial reductions in crude oil prices that began in October 2014 and are continuing into 2015 are expected to result in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Based on the 2015 capital budgets announced to date by E&P companies in the basins in which we operate, we currently believe that E&P revenues at facilities included in our results of operations for the entire year ended December 31, 2014 could decline significantly in 2015. The overall decline in our E&P revenues will be partially offset by new facilities opened in 2015 and the full year impact of operations from E&P acquisitions closed subsequent to January 1, 2014.  Further or sustained declines in commodity prices may lead to further reductions in drilling activities by our E&P customers and further declines in our E&P volumes and revenues.

During the year ended December 31, 2014, the closure of two recycling operations in our Western segment decreased revenues by $10.2 million. Revenues from sales of recyclable commodities at all other facilities owned during the year ended December 31, 2014 and 2013 increased $0.4 million due primarily to an increase in volumes processed and sold.

Other revenues increased by $0.2 million during the year ended December 31, 2014, consisting of $2.0 million of contracted landfill construction services we performed at a landfill we operate and $0.5 million of other revenue increases, partially offset by a $2.3 million decrease from lower cargo volumes at our intermodal operations due primarily to the loss of a large intermodal customer.

Cost of Operations.  Total cost of operations increased $73.6 million, or 6.9%, to $1.138 billion for the year ended December 31, 2014, from $1.065 billion for the year ended December 31, 2013.  The increase was primarily the result of $17.0 million of additional operating costs from acquisitions closed during, or subsequent to, the year ended December 31, 2013, partially offset by a decrease in operating costs of $7.8 million resulting from operations divested during, or subsequent to, the year ended December 31, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in third-party trucking and transportation expenses of $14.6 million due to increased transfer station, landfill and E&P volumes that require us to transport the waste to our disposal sites, an increase in labor expenses of $14.3 million due primarily to employee pay rate and headcount increases, an increase in taxes and royalties on revenues of $9.4 million due primarily to increased revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $8.6 million due to an increase in the cost of parts and services and variability in the timing and severity of major repairs, an increase in third-party disposal expense of $8.1 million due to disposal rate increases and higher disposal associated with increased collection volumes, an increase in third-party subcontractor expenses of $4.2 million at our E&P facilities to perform processing and remediation services resulting from higher E&P disposal volumes, an increase in auto and workers’ compensation claims expense under our high deductible insurance program of $3.3 million due primarily to adjustments to projected losses on prior period claims, an increase of $2.7 million related to an increase in the volume of waste solidification materials needed to treat higher E&P waste volumes at our facilities and regulatory changes requiring use of higher cost waste solidification materials at one of our landfills, an increase of $2.0 million associated with the cost of contracted landfill construction services we performed at a landfill we operate, an increase in employee benefits expenses of $1.4 million due to increased employee participation in our benefits program and increased medical claim costs, and $0.9 million of other net increases, partially offset by a decrease in equipment rental expense of $2.3 million resulting from capital purchases replacing certain equipment that was previously rented at our E&P facilities, a decrease in the cost of recyclable commodities of $1.8 million due to declines in commodity prices and decreased commodity volumes resulting from the closure of two of our recyclable processing centers subsequent to December 31, 2013 and a decrease in fuel expense of $1.0 million resulting from the net of lower market prices for diesel fuel not purchased under diesel fuel hedge agreements offsetting an increase in total diesel fuel gallons consumed.

Cost of operations as a percentage of revenues decreased 0.4 percentage points to 54.8% for the year ended December 31, 2014, from 55.2% for the year ended December 31, 2013.  The decrease as a percentage of revenues was comprised of a 0.4 percentage point decrease in labor expenses and a 0.4 percentage point decrease in fuel expense due to lower prices for diesel fuel, a 0.2 percentage point decrease from lower equipment rental expenses and a 0.1 percentage point decrease in disposal expense resulting from the increased internalization of certain collection and transfer station volumes as well as increased landfill and E&P revenues not resulting in increased disposal expenses, partially offset by a 0.5 percentage point increase from higher third-party trucking expenses and a 0.2 percentage point increase in third party subcontractor expenses at our E&P facilities.

SG&A.  SG&A expenses increased $16.9 million, or 7.9%, to $229.5 million for the year ended December 31, 2014, from $212.6 million for the year ended December 31, 2013.  The increase was primarily the result of $2.8 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the year ended December 31, 2013, partially offset by a decrease in SG&A expenses of $0.9 million resulting from operations divested during, or subsequent to, the year ended December 31, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in accrued cash incentive compensation expense of $6.2 million resulting from the achievement of certain financial targets in the current period, an increase in payroll and payroll-related expenses of $3.1 million primarily related to annual compensation increases, an increase in equity-based compensation expense of $3.0 million associated with a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, an increase in professional fees of $2.0 million due primarily to increased expenses for external legal and information technology services, a $1.2 million increase in expenses for uncollectible accounts receivable primarily in our E&P business due to the impact of the decline in crude oil prices at the end of 2014 impacting the solvency of certain E&P customers and $0.4 million of other net increases, partially offset by a decrease in deferred compensation expense of $0.9 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked.

SG&A expenses as a percentage of revenues was unchanged at 11.0% for the years ended December 31, 2014 and 2013, resulting from a 0.2 percentage point increase from increased cash incentive compensation expense being offset by a 0.2 percentage point decrease from leveraging existing administrative functions to support increases in revenues.

Depreciation.  Depreciation expense increased $12.4 million, or 5.7%, to $230.9 million for the year ended December 31, 2014, from $218.5 million for the year ended December 31, 2013.  The increase was primarily the result of $2.0 million of additional depreciation expense and $0.1 million of additional depletion expense from acquisitions closed during, or subsequent to, the year ended December 31, 2013, partially offset by a decrease in depreciation expense of $0.9 million resulting from operations divested during, or subsequent to, the year ended December 31, 2013, and the following changes at operations owned in comparable periods in 2013 and 2014: an increase in depreciation expense of $7.2 million associated with additions to our fleet and equipment purchased to support our existing operations and an increase in depletion expense of $5.4 million due primarily to an increase in volumes at our existing landfill operations, partially offset by an adjustment to depletion expense of $1.4 million recorded during the year ended December 31, 2013 resulting from an adjustment to final capping obligations at one of our landfill operations.

Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 11.1% for the year ended December 31, 2014, from 11.4% for the year ended December 31, 2013. The decrease as a percentage of revenues was due primarily to the aforementioned prior year adjustment to depletion expense resulting from an adjustment to final capping obligations at one of our landfill operations and leveraging existing equipment to support increases in revenues.

Amortization of Intangibles.  Amortization of intangibles expense increased $1.6 million, or 6.3%, to $27.0 million for the year ended December 31, 2014, from $25.4 million for the year ended December 31, 2013. The increase was attributable to $2.0 million of additional amortization expense during the year ended December 31, 2014 from acquisitions closed during, or subsequent to, the year ended December 31, 2013, partially offset by a decrease in amortization expense of $0.4 million resulting from certain intangible assets becoming fully amortized subsequent to the year ended December 31, 2013.

Amortization expense as a percentage of revenues was unchanged at 1.3% for the years ended December 31, 2014 and 2013.

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

Impairments and Other Operating Charges. Impairments and other operating charges was a loss of $4.1 million for the years ended December 31, 2014 and 2013.

During the year ended December 31, 2013, we recorded net losses totaling $2.5 million on the disposal of three operating locations, $1.3 million of expenses resulting from increases to the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2013 and a $0.8 million write-down in the carrying value of assets at an operating location that was closed in 2013, partially offset by $0.5 million of net gains on the disposal of certain operating assets.

During the year ended December 31, 2014, we recorded an $8.4 million impairment charge at an E&P disposal facility as a result of projected operating losses resulting from the migration of the majority of the facility’s customers to a new E&P facility that we own and operate, which was partially offset by $4.1 million of decreases to the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2014 and $0.2 million of net gains on the disposal of certain operating assets.

Operating Income.  Operating income increased $55.9 million, or 14.2%, to $449.3 million for the year ended December 31, 2014, from $393.4 million for the year ended December 31, 2013.  The increase was attributable to the $150.4 million increase in revenues and a $9.9 million decrease in loss on prior office leases, partially offset by the $73.6 million increase in cost of operations, $16.9 million increase in SG&A expense, $12.4 million increase in depreciation expense and $1.6 million increase in amortization of intangibles expense.

Operating income as a percentage of revenues increased 1.2 percentage points to 21.6% for the year ended December 31, 2014, from 20.4% for the year ended December 31, 2013.  The increase as a percentage of revenues was comprised of a 0.4 percentage point decrease in cost of operations, a 0.5 percentage point decrease in loss on prior office leases and a 0.3 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense decreased $8.9 million, or 12.1%, to $64.7 million for the year ended December 31, 2014, from $73.6 million for the year ended December 31, 2013, due to the following changes: a decrease of $3.7 million due to a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings under our prior credit agreement and term loan agreement as a result of a reduction in our leverage ratio of total debt to EBITDA and amendments to the prior credit agreement and term loan agreement, a decrease of $2.8 million due to a reduction in the average outstanding balances on our prior credit agreement and term loan agreement, a decrease of $2.0 million due to the expiration in February 2014 of a $175 million interest rate swap with a fixed rate of 2.85% and the commencement of a new $175 million interest rate swap with a fixed rate of 1.60%, a decrease of $0.6 million resulting from a decrease in interest accretion expense recorded on liability-classified contingent consideration arrangements that were settled, or became fully accrued, subsequent to December 31, 2013 and a $0.6 million decrease from other net changes, partially offset by a $0.8 million increase resulting from the commencement in July 2014 of a new $100 million interest rate swap with a fixed rate of 1.80%.

Income Tax Provision.  Income taxes increased $27.4 million, or 21.9%, to $152.3 million for the year ended December 31, 2014, from $124.9 million for the year ended December 31, 2013, as a result of increased pre-tax income and an adjustment in deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act that increased our income tax expense and our effective tax rate during the year ended December 31, 2014 by $1.2 million and 0.3 percentage points, respectively.

The reconciliation of the income tax provision to the 2012 federal and state tax returns, which were filed during 2013, decreased our tax expense by $0.8 million and reduced our effective tax rates by 0.3 percentage points for the year ended December 31, 2013.

Our effective tax rates for the years ended December 31, 2014 and 2013, were 39.5% and 38.9%, respectively.

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

During the year ended December 31, 2013, volume increases in our existing business increased revenues by $13.7 million. The increase in volume was primarily attributable to increases in landfill MSW volumes, landfill special waste projects and roll off collection resulting from increased construction and general economic activity in our markets, partially offset by the loss of commercial and residential collection, transfer station and landfill revenues under the terminated Madera County contracts and by declines in commercial collection primarily attributable to service level declines with existing customers and a reduction in customer counts due to competition in our markets.

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

SG&A expenses as a percentage of revenues decreased 0.9 percentage points to 11.0% for the year ended December 31, 2013, from 11.9% for the year ended December 31, 2012.  The decrease as a percentage of revenues was comprised of a 0.5 percentage point decrease from lower relocation expenses, a 0.3 percentage point decrease due to acquisitions closed during, or subsequent to, the year ended December 31, 2012, having lower SG&A expenses as a percentage of revenue than our historical company average, a 0.2 percentage point decrease from lower total equity-based compensation expense and a 0.2 percentage point decrease due to a decrease in direct acquisition expenses, partially offset by a 0.2 percentage point increase from increased cash incentive compensation expense and a 0.1 percentage point increase from the increase in professional fee expenses.

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

Depreciation expense as a percentage of revenues increased 1.2 percentage points to 11.4% for the year ended December 31, 2013, from 10.2% for the year ended December 31, 2012. The increase as a percentage of revenues was comprised of a 0.7 percentage point increase from an increase in depletion expense at landfills acquired during, or subsequent to, the year ended December 31, 2012, which have a higher depletion rate per ton relative to our historical company average, a 0.4 percentage point increase in depletion expense at our existing operations due to increased landfill volumes and the aforementioned adjustments to landfill closure obligations and a 0.1 percentage point increase in depreciation expense at our existing operations due to additions to our fleet and equipment.

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

Impairments and Other Operating Charges. Impairments and other operating charges increased $2.5 million, to a loss of $4.1 million for the year ended December 31, 2013, from a loss of $1.6 million for the year ended December 31, 2012. The increase was attributable to a $2.5 million net loss on the disposal of three operating locations in 2013 compared to a $0.8 million loss on the disposal of an operating location in 2012, $1.3 million of expenses resulting from increases to the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2013 and a $0.8 million write-down in the carrying value of assets at an operating location that was closed in 2013, partially offset by a write off in 2012 of a contract with a carrying value of $0.6 million that was not renewed and an increase of $0.7 million in other net gains resulting primarily from the sale of vehicles and equipment.

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

Operating Income.  Operating income increased $77.3 million, or 24.4%, to $393.4 million for the year ended December 31, 2013, from $316.1 million for the year ended December 31, 2012.  The increase was primarily attributable to the $267.2 million increase in revenues, partially offset by the $108.5 million increase in cost of operations, $49.5 million increase in depreciation expense, $15.1 million increase in SG&A expense, $9.9 million expense charge recorded for the loss on our prior office leases, $3.6 million gain from litigation settlement received in 2012, $2.5 million increase in impairments and other operating charges and $0.8 million increase in amortization of intangibles expense.

Operating income as a percentage of revenues increased 1.4 percentage points to 20.4% for the year ended December 31, 2013, from 19.0% for the year ended December 31, 2012.  The increase as a percentage of revenues was comprised of a 2.4 percentage point decrease in cost of operations, 0.9 percentage point decrease in SG&A expense and 0.2 percentage point decrease in amortization expense, partially offset by a 1.2 percentage point increase in depreciation expense, 0.5 percentage point increase in loss on prior office leases, a 0.2 percentage point decrease in gain from litigation settlement and a 0.2 percentage point increase in impairments and other operating charges.

Interest Expense.  Interest expense increased $20.6 million, or 38.7%, to $73.6 million for the year ended December 31, 2013, from $53.0 million for the year ended December 31, 2012, due to the following changes for the comparable periods in 2012 and 2013: an increase of $13.6 million from the October 2012 incurrence of our prior term loan agreement to fund a portion of the consideration for the R360 acquisition, an increase of $4.0 million due to an increase in the average outstanding balance on our prior credit agreement due to additional borrowings to fund a portion of the consideration for the R360 acquisition, an increase of $1.4 million due to an increase in the applicable margin above the base rate or LIBOR rate under our prior credit agreement as a result of our leverage ratio increasing due to our higher total debt balance, an increase of $0.9 million from the amortization of debt issuance costs associated with our prior credit agreement and term loan agreement, an increase of $0.5 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed during, or subsequent to, the year ended December 31, 2012, and an increase of $0.2 million due to the commencement of a $150 million interest rate swap in April 2012 with a fixed rate of 0.80%.

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

Segment Reporting

Our Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. We define segment EBITDA as earnings before interest, taxes, depreciation, amortization, loss on prior office leases, impairments and other operating charges and other income (expense).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  Our management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

We manage our operations through three geographic operating segments (Western, Central and Eastern), and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. Our three geographic operating segments and our E&P segment comprise our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Our Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P segment is comprised of our E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Years Ended December 31,
	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
Western	$823,922	39.6%	$805,790	41.8%	$782,134	47.1%
Central	561,480	27.0	510,928	26.5	461,875	27.8
Eastern	393,821	19.0	371,772	19.3	366,825	22.1
E&P	299,943	14.4	240,305	12.4	50,784	3.0
	$2,079,166	100.0%	$1,928,795	100.0%	$1,661,618	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of segment revenues for the periods indicated:

	Years Ended December 31,
	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
Western	$258,126	31.3%	$249,548	31.0%	$229,427	29.3%
Central	197,121	35.1	182,790	35.8	164,756	35.7
Eastern	116,230	29.5	108,173	29.1	101,046	27.5
E&P	147,261	49.1	111,056	46.2	23,651	46.6
Corporate(a)	(7,434)	-	(228)	-	(11,073)	-
	$711,304	34.2	$651,339	33.8	$507,807	30.6

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 15 of our consolidated financial statements included in Item 8 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the year ended December 31, 2014, compared to the year ended December 31, 2013, and for the year ended December 31, 2013, compared to the year ended December 31, 2012, are discussed below.

Segment Revenue

Revenue in our Western segment increased $18.1 million, or 2.3%, to $823.9 million for the year ended December 31, 2014, from $805.8 million for the year ended December 31, 2013.  The components of the increase consisted of volume increases of $21.4 million primarily in our collection operations, transfer stations and solid waste landfills, net price increases of $12.0 million, revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2013, of $0.3 million and other revenue increases of $0.4 million, partially offset by decreases of $5.3 million from divested operations, recyclable commodity sales decreases of $8.4 million due primarily to the closure of two of our recycling operations subsequent to December 31, 2013 and intermodal revenue decreases of $2.3 million due to decreases in cargo volume resulting primarily from the loss of a large intermodal customer.

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

Revenue in our Central segment increased $50.6 million, or 9.9%, to $561.5 million for the year ended December 31, 2014, from $510.9 million for the year ended December 31, 2013.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2013, of $24.2 million, net price increases of $22.0 million, volume increases of $5.6 million primarily in our roll off collection business, transfer station and solid waste landfills and $0.1 million of other revenue increases, partially offset by recyclable commodity sales decreases of $0.7 million and decreases of $0.6 million from divested operations.

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

Revenue in our Eastern segment increased $22.0 million, or 5.9%, to $393.8 million for the year ended December 31, 2014, from $371.8 million for the year ended December 31, 2013.  The components of the increase consisted of net price increases of $13.3 million, volume increases of $8.1 million primarily in our roll off collection business, transfer station and solid waste landfills, other revenue increases of $2.0 million primarily associated with contracted landfill construction services we performed at a landfill we operate and revenue growth from acquisitions closed during, or subsequent to, the year ended December 31, 2013, of $3.5 million, partially offset by decreases of $4.1 million from divested operations and recyclable commodity sales decreases of $0.8 million due to lower prices for recyclable commodities.

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

Revenue in our E&P segment increased $59.6 million, or 24.8%, to $299.9 million for the year ended December 31, 2014, from $240.3 million for the year ended December 31, 2013.  The components of the increase consisted of $23.9 million of revenue from new facilities opened subsequent to December 31, 2013, $31.9 million of volume increases at facilities owned and operated in each of the comparable periods and $3.8 million of revenue from acquisitions closed during the year ended December 31, 2014.

The substantial reductions in crude oil prices that began in October 2014 and are continuing into 2015 are expected to result in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Based on the 2015 capital budgets announced to date by E&P companies in the basins in which we operate, we currently believe that E&P revenues at facilities included in our results of operations for the entire year ended December 31, 2014 could decline significantly in 2015. The overall decline in our E&P revenues will be partially offset by new facilities opened in 2015 and the full year impact of operations from E&P acquisitions closed subsequent to January 1, 2014.  Further or sustained declines in commodity prices may lead to further reductions in drilling activities by our E&P customers and further declines in our E&P volumes and revenues.

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

Segment EBITDA

EBITDA in our Western segment increased $8.6 million, or 3.4%, to $258.1 million for the year ended December 31, 2014, from $249.5 million for the year ended December 31, 2013.  The increase was primarily due to an increase in revenues of $18.1 million, a net $4.9 million decrease in cost of operations and SG&A expenses attributable to divested operations, a decrease in the cost of recyclable commodities of $1.7 million due to a net decline in commodity volumes resulting from the closure of two of our recyclable processing centers subsequent to December 31, 2013, a decrease in fuel expense of $1.4 million resulting from the net of lower market prices for diesel fuel not purchased under diesel fuel hedge agreements offsetting an increase in total diesel fuel gallons consumed and $0.3 million of other net decreases, partially offset by an increase in taxes on revenues of $4.7 million due to increased revenues, an increase in third-party disposal expense of $4.4 million due to disposal rate increases and higher disposal associated with increased collection volumes, an increase in direct and administrative labor expenses of $2.4 million due primarily to employee pay rate increases, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.7 million due primarily to adjustments to projected losses on prior period claims, an increase in employee benefits expenses of $1.1 million due to increased employee participation in our benefits program and increased medical claim costs, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.9 million due to variability in the timing and severity of major repairs, increases in expenses for uncollectible accounts receivable of $0.8 million associated with receivables from an individual customer that were deemed uncollectible, an increase in third party trucking and transportation expenses of $0.7 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in corporate overhead expense allocations of $0.7 million due primarily to revenue growth and an increase in professional fee expenses primarily associated with business development opportunities of $0.4 million.

EBITDA in our Western segment increased $20.1 million, or 8.8%, to $249.5 million for the year ended December 31, 2013, from $229.4 million for the year ended December 31, 2012.  The increase was primarily due to an increase in revenues of $23.7 million, decreased rail transportation expenses at our intermodal operations of $2.4 million resulting from the decline in intermodal cargo volume, decreased expenses associated with the cost of recyclable commodities of $1.5 million due to declines in commodity values, decreased auto and workers’ compensation expense under our high deductible insurance program of $1.3 million due primarily to a reduction in projected losses on open auto and workers’ compensation claims, decreased bad debt expense of $0.9 million due to improved collection results and $0.9 million of other net expense decreases, partially offset by a net $5.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, increased direct and administrative labor expenses of $2.5 million resulting from employee pay increases and additional personnel needed to support the segment’s growth and increased taxes on revenues of $2.4 million resulting from higher collection and landfill revenues.

EBITDA in our Central segment increased $14.3 million, or 7.8%, to $197.1 million for the year ended December 31, 2014, from $182.8 million for the year ended December 31, 2013.  The increase was primarily due to an increase in revenues of $50.6 million, partially offset by a net $15.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in labor expenses of $4.8 million due primarily to employee pay rate increases, an increase in third-party trucking and transportation expenses of $4.3 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in third-party disposal expense of $3.5 million due to disposal rate increases and higher disposal associated with increased collection volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.8 million due to variability in the timing and severity of major repairs, an increase in corporate overhead expense allocations of $1.8 million due primarily to revenue growth, an increase in landfill solidification materials of $1.2 million due to regulatory changes requiring use of higher cost materials at one of our landfills, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.0 million due primarily to adjustments to projected losses on prior period claims, an increase in taxes on revenues of $0.9 million due to increased revenues, an increase in employee benefits expenses of $0.8 million due to increased employee participation in our benefits program and increased medical claim costs and $0.8 million of other net expense increases.

EBITDA in our Central segment increased $18.0 million, or 10.9%, to $182.8 million for the year ended December 31, 2013, from $164.8 million for the year ended December 31, 2012. The increase was primarily due to an increase in revenues of $49.0 million and decreased allocation of expenses from corporate of $1.0 million due to a decrease in the allocation rate, partially offset by a net $14.5 million increase in cost of operations and SG&A expenses attributable to acquired operations, increased direct and administrative labor expenses of $4.4 million resulting from employee pay increases and additional personnel needed to support the segment’s growth, increased disposal expenses, third-party trucking and transportation expenses and taxes on revenues of $2.8 million, $1.6 million and $0.9 million, respectively, resulting from collection and landfill volume growth, increased truck, container, equipment and facility maintenance and repair expenses of $2.4 million due to variability in the timing and severity of major repairs, increased diesel fuel expenses of $1.9 million due primarily to the net impact of the expiration of a prior year fuel hedge in which the diesel fuel fixed price under the hedge agreement was less than the diesel fuel retail price, increased equipment rental expenses of $1.3 million to service landfill volume increases, increased cash incentive compensation expense of $0.7 million resulting from the achievement of certain financial targets and $1.5 million of other net expense increases.

EBITDA in our Eastern segment increased $8.0 million, or 7.4%, to $116.2 million for the year ended December 31, 2014, from $108.2 million for the year ended December 31, 2013.  The increase was primarily due to an increase in revenues of $22.0 million, a net $3.4 million decrease in cost of operations and SG&A expenses attributable to divested operations and a decrease in expenses for uncollectible accounts receivable of $1.2 million due to a charge recorded during the year ended December 31, 2013 associated with receivables from one large customer that were deemed uncollectible, partially offset by an increase in labor expenses of $3.8 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.9 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $2.1 million due to both an increase in revenues and a prior year adjustment that decreased taxes on revenues expense, a net increase in cost of operations and SG&A expenses of $2.0 million attributable to acquisitions closed during the year ended December 31, 2014, an increase of $2.0 million associated with the cost of contracted landfill construction services we performed at a landfill we operate, an increase in leachate disposal expenses of $1.9 million at certain landfills we own and operate, an increase in auto and workers’ compensation expense under our high deductible insurance program of $0.8 million due to adjustments to projected losses on prior period claims, an increase in employee benefits expenses of $0.8 million due to increased employee participation in our benefits program and increased medical claim costs, an increase in corporate overhead expense allocations of $0.5 million due primarily to revenue growth, an increase in third-party trucking and transportation expenses of $0.4 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in third-party disposal expense of $0.3 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes and $1.1 million of other net expense increases.

EBITDA in our Eastern segment increased $7.2 million, or 7.1%, to $108.2 million for the year ended December 31, 2013, from $101.0 million for the year ended December 31, 2012.  The increase was primarily due to an increase in revenues of $5.0 million, decreased allocation of expenses from corporate of $2.5 million due to a decrease in the allocation rate, decreased expenses associated with the cost of recyclable commodities of $1.5 million due to declines in commodity value and a decrease in recyclable commodity volume, decreased auto and workers’ compensation expense under our high deductible insurance program of $1.1 million due primarily to a reduction in projected losses on open auto and workers’ compensation claims and $0.8 million of other net expense decreases, partially offset by increased expenses for uncollectible accounts receivable of $1.3 million primarily due to receivables from one large customer that were deemed uncollectible, increased diesel fuel expenses of $1.2 million due primarily to the net impact of the expiration of a prior year fuel hedge in which the diesel fuel fixed price under the hedge agreement was less than the diesel fuel retail price and increased direct and administrative labor expenses of $1.2 million resulting primarily from employee pay increases.

EBITDA in our E&P segment increased $36.2 million, or 32.6%, to $147.3 million for the year ended December 31, 2014, from $111.1 million for the year ended December 31, 2013.  The increase was primarily due to an increase in revenues of $59.6 million, a decrease in equipment rental expense of $1.7 million resulting from capital purchases replacing certain equipment that was previously rented and $0.7 million of other net expense decreases, partially offset by an increase in third-party trucking and transportation expenses of $9.2 million due to increased volumes that require us to transport the waste to our disposal sites, an increase in labor expenses of $4.8 million due primarily to employee pay rate increases and increased headcount to support new operating facilities, an increase of $4.1 million for third-party subcontractor processing and remediation services resulting from higher E&P volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.2 million due to variability in the timing and severity of major repairs, a net increase in cost of operations and SG&A expenses of $1.9 million attributable to acquisitions closed during the year ended December 31, 2014, an increase in landfill solidification materials of $1.4 million due to increased E&P volumes and an increase in expenses for uncollectible accounts receivable of $1.2 million due to the impact of the decline in crude oil prices at the end of 2014 impacting the solvency of certain E&P customers.

We believe that the aforementioned reductions in crude oil prices that began in October 2014 and are continuing into 2015 could reduce EBITDA at facilities included in our E&P segment’s results of operations for the entire twelve month period ended December 31, 2014 significantly in 2015. The overall decline in EBITDA at our E&P segment will be partially offset by new facilities opened in 2015 and the full year impact of operations from E&P acquisitions closed subsequent to January 1, 2014.  Further or sustained declines in commodity prices may lead to further reductions in drilling activities by our E&P customers and further declines in our EBITDA.

EBITDA in our E&P segment increased $87.4 million, or 369.6%, to $111.1 million for the year ended December 31, 2013, from $23.7 million for the year ended December 31, 2012.  The increase was primarily attributable to segment EBITDA generated from the R360 acquisition.

EBITDA at Corporate decreased $7.2 million, to a loss of $7.4 million for the year ended December 31, 2014, from a loss of $0.2 million for the year ended December 31, 2013.  The increased loss was due to an increase in accrued cash incentive compensation expense of $5.7 million resulting from the achievement of certain financial targets in the current period, an increase in equity-based compensation expense of $3.1 million associated with a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, an increase in professional fees of $2.2 million due primarily to increased expenses for external legal and information technology services and an increase in payroll expenses of $1.5 million due to headcount and pay rate increases, partially offset by an increase in revenue-based corporate overhead expense allocations to our segments of $3.2 million due primarily to our volume growth, a decrease in employee relocation expenses of $1.5 million primarily associated with our relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was completed in 2013 and a decrease in real estate lease expense of $0.6 million due primarily to the elimination of duplicate lease obligations for our former headquarters in Folsom, California and our E&P segment’s former regional offices in Houston, Texas.

EBITDA at Corporate improved $10.9 million, to a loss of $0.2 million for the year ended December 31, 2013, from a loss of $11.1 million for the year ended December 31, 2012.  The lower loss was due to decreased relocation expenses of $7.3 million primarily associated with the relocation of our corporate headquarters from Folsom, California to The Woodlands, Texas, which was substantially completed in 2012, a grant in 2012 of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts, decreased direct acquisition expenses of $3.4 million due to a decline in acquisition activity, an increase in corporate overhead expense allocations to our segments of $3.2 million due primarily to a full year allocation of expenses to our new E&P segment and $0.5 million of other net expense decreases, partially offset by an increase in cash incentive compensation expense of $3.3 million resulting from the achievement of certain financial targets, an increase in equity-based compensation expense of $2.0 million associated with our annual recurring grant of restricted stock units to our personnel and an increase in professional fee expenses of $1.8 million due primarily to increased expenses for external accounting, tax and information technology services.

Liquidity and Capital Resources

The following table sets forth certain cash flow information for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$545,220	$484,061	$416,327
Net cash used in investing activities	(363,408)	(251,015)	(1,733,847)
Net cash provided by (used in) financing activities	(181,050)	(242,667)	1,328,089
Net increase (decrease) in cash and equivalents	762	(9,621)	10,569
Cash and equivalents at beginning of year	13,591	23,212	12,643
Cash and equivalents at end of year	$14,353	$13,591	$23,212

Operating Activities Cash Flows

For the year ended December 31, 2014, net cash provided by operating activities was $545.2 million.  For the year ended December 31, 2013, net cash provided by operating activities was $484.1 million.  The $61.1 million increase was due primarily to the following:

1)	An increase in net income of $37.3 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $14.6 million. Cash provided by operating assets and liabilities, net of effects from acquisitions, was $1.3 million for the year ended December 31, 2014. Cash used for operating assets and liabilities, net of effects from acquisitions, was $13.3 million for the year ended December 31, 2013. The significant components of the $1.3 million in net cash inflows from changes in operating assets and liabilities, net of effects from acquisitions, for the year ended December 31, 2014, include the following:
a)	an increase in cash resulting from a $10.2 million increase in accounts payable due primarily to growth in our operations and the timing of vendor payments;
b)	an increase in cash resulting from a $8.6 million increase in deferred revenue due primarily to increased revenues and the timing of billing for services;
c)	an increase in cash resulting from an increase in accrued liabilities of $5.8 million due primarily to an increase in accrued cash incentive compensation and increased liabilities for auto and workers’ compensation claims;
d)	an increase in cash resulting from an increase in other long-term liabilities of $2.8 million due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings; less
e)	a decrease in cash resulting from a $22.2 million increase in accounts receivable due to an increase in revenues remaining uncollected at the end of the comparable periods; less
f)	a decrease in cash resulting from a $3.9 million increase in prepaid expenses and other current assets due primarily to an increase in prepaid income taxes;
2)	An increase in depreciation expense of $12.5 million due primarily to increased depletion expense resulting from higher landfill volumes and increased depreciation expense resulting from increased capital expenditures;
3)	A decrease in payment of contingent consideration recorded in earnings of $4.0 million due primarily to the final contingent consideration payout in 2013 resulting from the completion of an earnings target for the 2012 acquisition of SKB exceeding the fair value of the contingent consideration liability recorded at the acquisition close date;
4)	An increase in equity-based compensation expense of $3.0 million attributable to a decrease in our estimated pre-vesting forfeiture rate and an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel;
5)	An increase in the loss on disposal of assets and impairments of $5.4 million due primarily to an impairment charge recorded in 2014 at one of our E&P facilities being partially offset by a loss on the disposal of a solid waste collection operation in 2013; less
6)	A decrease in our provision for deferred taxes of $7.6 million due primarily to tax deductible timing differences associated with prepaid expenses and equity-based compensation; less
7)	A decrease of $5.4 million attributable to post-closing adjustments resulting in a net decrease in the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2014; less
8)	A decrease of $3.8 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in the vesting of equity-based compensation resulting in increased taxable income recognized by employees that is tax deductible to us.

For the year ended December 31, 2013, net cash provided by operating activities was $484.1 million.  For the year ended December 31, 2012, net cash provided by operating activities was $416.3 million.  The $67.8 million increase was due primarily to the following:

1)	An increase in net income of $36.3 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $27.4 million to cash used for operating assets and liabilities of $13.3 million for the year ended December 31, 2013, from cash provided by operating assets and liabilities of $14.1 million for the year ended December 31, 2012. The significant components of the $13.3 million in net cash outflows from changes in operating assets and liabilities for the year ended December 31, 2013, include the following:
a)	an increase in cash resulting from an increase in accrued liabilities of $6.1 million due primarily to an increase in accrued interest due to the timing of interest payments on our notes and prior term loan agreement, an increase in accrued cash incentive compensation expense resulting from the achievement of certain financial targets and an increase in accrued payroll due to our payroll pay cycle resulting in one additional day of accrual at December 31, 2013;
b)	an increase in cash resulting from a $2.9 million increase in other long term liabilities due primarily to increased deferred compensation plan liabilities resulting from employee contributions and plan earnings;

c)	an increase in cash resulting from a $1.7 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes;
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
f)	a decrease in cash resulting from a $27.0 million decrease in accounts payable due primarily to the timing of payments;
2)	An increase in depreciation expense of $49.4 million due primarily to assets acquired in acquisitions closed during, or subsequent to, the year ended December 31, 2012, increased depletion expense resulting from higher landfill volumes and increased depreciation expense resulting from increased capital expenditures;
3)	An increase in loss on disposal of assets and impairments of $1.2 million due primarily to the sale of three operating locations in 2013 and the write-down in the carrying value of assets at an operating location that was closed in 2013, compared to the sale of one operating location in 2012 and the write off in 2012 of the carrying value of a contract that was not renewed; partially offset by an increase in net gains from all other asset sales in 2013;
4)	An increase in our provision for deferred taxes of $9.0 million due primarily to an increase in the tax deductibility of goodwill as a result of goodwill recorded from acquisitions closed during the year ended December 31, 2012, as well as other tax deductible timing differences associated with depreciation; and
5)	An increase of $1.3 million attributable to post-closing adjustments resulting in a net increase in the fair value of amounts payable under liability-classified contingent consideration arrangements associated with acquisitions closed prior to 2013; less
6)	A decrease in equity-based compensation expense of $1.9 million due to a grant of $3.6 million of immediately vested restricted stock units to certain executive officers at the time the executives agreed to modifications to their employment contracts during the year ended December 31, 2012, partially offset by a $1.7 million increase associated with our annual grant of restricted stock units to our personnel during the year ended December 31, 2013; less
7)	An increase in payment of contingent consideration recorded in earnings of $5.1 million due primarily to the final contingent consideration payout resulting from the completion of an earnings target for the 2012 acquisition of SKB Environmental, Inc., or SKB, exceeding the fair value of the contingent consideration liability recorded at the acquisition close date.

As of December 31, 2014, we had a working capital surplus of $5.8 million, including cash and equivalents of $14.4 million.  Our working capital position increased $22.3 million from a deficit of $16.5 million at December 31, 2013, including cash and equivalents of $13.6 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our prior credit agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $112.4 million to $363.4 million for the year ended December 31, 2014, from $251.0 million for the year ended December 31, 2013.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $62.0 million primarily due to the acquisition of six solid waste businesses, an E&P disposal business, two permitted development stage E&P landfill sites and a permitted development stage construction and demolition landfill site during the year ended December 31, 2014;
2)	A cash receipt of $18.0 million during the year ended December 31, 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360; and
3)	An increase in capital expenditures for property and equipment of $31.4 million due primarily to expenditures for acquisitions closed subsequent to December 31, 2013, new facilities in our E&P segment, expenditures for trucks in our Houston location that operate on compressed natural gas, and increases in landfill site cost construction, vehicles and containers, partially offset by decreases in expenditures for equipment for our E&P segment and leasehold improvements associated with our new corporate headquarters in The Woodlands, Texas.

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

Financing Activities Cash Flows

Net cash used in financing activities decreased $61.6 million to $181.1 million for the year ended December 31, 2014, from $242.7 million for the year ended December 31, 2013.  The significant components of the decrease include the following:

1)	A decrease in net repayments of long-term borrowings of $72.6 million due primarily to decreased repayments of our prior credit agreement as a result of the aforementioned increase in payments for acquisitions during the year ended December 31, 2014 and the cash receipt during the year ended December 31, 2013 resulting from the settlement of the final closing date net working capital with the former owners of R360; less
2)	An increase of $3.8 million attributable to an increase in the excess tax benefit associated with equity-based compensation, due to an increase in the vesting of equity-based compensation resulting in increased taxable income recognized by employees that is tax deductible to us; less
3)	An increase in cash dividends paid of $7.7 million due to an increase in our quarterly dividend rate to an annual total of $0.475 per share for the year ended December 31, 2014, from an annual total of $0.415 per share for the year ended December 31, 2013, and an increase in our total common shares outstanding; and
4)	An increase in payments to repurchase our common stock of $7.3 million due to no shares being repurchased during the year ended December 31, 2013.

Net cash from financing activities decreased $1.571 billion to net cash used in financing activities of $242.7 million for the year ended December 31, 2013, from net cash provided by financing activities of $1.328 billion for the year ended December 31, 2012.  The significant components of the decrease include the following:

1)	A decrease in net long-term borrowings of $1.204 billion due primarily to us borrowing $1.275 billion of the purchase price for the R360 acquisition with $475 million of proceeds from borrowings under our prior credit agreement and $800 million of proceeds from our prior term loan agreement during the year ended December 31, 2012, partially offset by higher net repayments under our prior credit agreement during the year ended December 31, 2012;
2)	A decrease in cash flows from proceeds from common stock offerings of $369.6 million, net, due to the sale during the year ended December 31, 2012, of 12,000,000 shares of our common stock in a public offering;
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

On October 21, 2014, our Board of Directors extended the term of our existing common stock repurchase program. As amended, our common stock repurchase program authorizes the repurchase of up to $1.2 billion of our common stock through December 31, 2017. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of each of December 31, 2014 and 2013, we had repurchased in aggregate 40.0 million and 39.9 million shares, respectively, of our common stock at an aggregate cost of $791.4 million and $784.0 million, respectively.  No shares were repurchased under the program during the year ended December 31, 2013. As of December 31, 2014, the remaining maximum dollar value of shares available for purchase under the program was approximately $408.6 million.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. Cash dividends of $58.9 million and $51.2 million were paid during the years ended December 31, 2014 and 2013, respectively. In October 2014, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.115 to $0.13 per share. We cannot assure you as to the amounts or timing of future dividends.

We made $241.3 million in capital expenditures during the year ended December 31, 2014. We expect to make capital expenditures between $200 million and $210 million in 2015 in connection with our existing business.  We intend to fund our planned 2015 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit agreement or raise other capital.  Our access to funds under the credit agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed in February 2012, which registers an unspecified amount of debt and equity securities, including preferred securities, warrants, stockholder rights and units. In connection with the mandatory expiration of this registration statement, we intend to file a new shelf registration statement to replace the existing registration statement during the first quarter of 2015. We may in the future issue debt or equity securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquisitions of additional assets or businesses, capital expenditures and increasing our working capital.

On October 25, 2012, we completed the acquisition of the business of R360, through the acquisition of all of R360’s principal operating subsidiaries, for total cash consideration of approximately $1.34 billion. Additionally, we assumed approximately $9.3 million of outstanding R360 debt and $37.3 million of contingent consideration. The R360 acquisition was funded with available cash and with borrowings of $475 million under our prior credit agreement and $800 million under our uncollateralized term loan agreement, or the prior term loan agreement, with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents. The prior term loan agreement, as amended, required the aggregate outstanding principal amount to be paid at the maturity of the agreement on October 25, 2017.

Outstanding amounts on the prior term loan agreement could be either base rate loans or LIBOR loans. At December 31, 2014 and 2013, all amounts outstanding under the prior term loan agreement were in LIBOR loans which bore interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.66% and 2.04% at December 31, 2014 and 2013, respectively).  The LIBOR rate was determined by the administrative agent in a customary manner as described in the prior term loan agreement. The applicable margins under the prior term loan agreement varied depending on our leverage ratio, as defined in the prior term loan agreement, and ranged from 1.250% per annum to 2.000% per annum for LIBOR loans. As of December 31, 2014 and 2013, the margin was 1.500% and 1.875%, respectively, for LIBOR loans.  Borrowings under the prior term loan agreement were not collateralized.

On May 16, 2013, we entered into a second amended and restated credit agreement for a $1.2 billion senior revolving credit facility, or the prior credit agreement, with a syndicate of banks for which Bank of America, N.A. acted as administrative agent.  As of December 31, 2014, $680.0 million was outstanding under the prior credit agreement, exclusive of outstanding standby letters of credit of $73.0 million. As of December 31, 2013, $727.1 million was outstanding under the prior credit agreement, exclusive of outstanding standby letters of credit of $75.2 million.

The prior credit agreement required us to pay a commitment fee ranging from 0.150% per annum to 0.275% per annum of the unused portion of the facility.  The borrowings under the prior credit agreement bore interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans and swing line loans, or the LIBOR rate plus the applicable LIBOR margin on LIBOR loans.  The applicable margins under the prior credit agreement varied depending on our leverage ratio, as defined in the prior credit agreement, and ranged from 1.125% per annum to 1.750% per annum for LIBOR loans and 0.125% per annum to 0.750% per annum for swing line loans.  The borrowings under the prior credit agreement were not collateralized.

On January 26, 2015, both the prior term loan agreement and the prior credit agreement were refinanced and replaced with a new revolving credit and term loan agreement, or the credit agreement, with Bank of America, N.A. as administrative agent, which consists of a $1.2 billion revolving credit facility and an $800 million term loan. Under the credit agreement, we may request increases in the aggregate commitments under the revolving credit facility and one or more additional term loans, provided that the aggregate principal amount of commitments and term loans never exceeds $2.3 billion. Under the credit agreement, swing line loans may be issued at our request in an aggregate amount not to exceed a $35 million sublimit and letters of credit may be issued at our request in an aggregate amount not to exceed a $250 million sublimit; however, the issuance of swing line loans and letters of credit both reduce the amount of total borrowings available.  The credit agreement requires us to pay a commitment fee ranging from 0.090% per annum to 0.200% per annum of the unused portion of the facility.  The borrowings under the credit agreement bear interest, at our option, at either the base rate plus the applicable base rate margin on base rate loans and swing line loans, or the LIBOR rate plus the applicable LIBOR margin on LIBOR loans.  The base rate for any day is a fluctuating rate per annum equal to the highest of: (1) the federal funds rate plus one half of one percent (0.500%); (2) the LIBOR rate plus one percent (1.000%), and (3) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate.” The LIBOR rate is determined by the administrative agent pursuant to a formula in the credit agreement. The applicable margins under the credit agreement vary depending on our leverage ratio, as defined in the credit agreement, and range from 1.000% per annum to 1.500% per annum for LIBOR loans and 0.000% per annum to 0.500% per annum for base rate and swing line loans.  The borrowings under the credit agreement are not collateralized.

The credit agreement contains representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and restrictive payments. During the continuance of an event of default, the lenders may take a number of actions, including declaring the entire amount then outstanding under the credit agreement due and payable. The credit agreement contains cross-defaults if we default on the master note purchase agreement or certain other debt. The credit agreement requires that we maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.50x total debt to EBITDA (or 3.75x during material acquisition periods, subject to certain limitations). The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2014 and 2013, our leverage ratio was 2.67x and 3.08x, respectively. As of December 31, 2014 and 2013, our interest coverage ratio was 7.94x and 6.33x, respectively. We expect to be in compliance with all applicable covenants under the credit agreement for the next 12 months. We use the credit agreement for acquisitions, capital expenditures, working capital, standby letters of credit and general corporate purposes

On July 15, 2008, we entered into a master note purchase agreement with certain accredited institutional investors pursuant to which we issued and sold to the investors at a closing on October 1, 2008, $175 million of senior uncollateralized notes due October 1, 2015, or the 2015 Notes, in a private placement.  The 2015 Notes bear interest at the fixed rate of 6.22% per annum with interest payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2009, and with principal payable at the maturity of the 2015 Notes on October 1, 2015.  We have the intent and ability to redeem the 2015 Notes on October 1, 2015 using borrowings under our credit agreement.

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

On April 1, 2011, we entered into a second supplement to the master note purchase agreement with certain accredited institutional investors, pursuant to which we issued and sold to the investors on that date $250 million of senior uncollateralized notes at fixed interest rates with interest payable in arrears semi-annually on October 1 and April 1 beginning on October 1, 2011 in a private placement. Of these notes, $100 million will mature on April 1, 2016 with an annual interest rate of 3.30% (the “2016 Notes”), $50 million will mature on April 1, 2018 with an annual interest rate of 4.00% (the “2018 Notes”), and $100 million will mature on April 1, 2021 with an annual interest rate of 4.64% (the “2021 Notes”).

The 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes, and 2021 Notes (collectively, the “Senior Notes”) are uncollateralized obligations and rank equally in right of payment with each of the Senior Notes and the obligations under our credit agreement. The Senior Notes are subject to representations, warranties, covenants and events of default.  The master note purchase agreement contains cross-defaults if we default on the credit agreement or certain other debt. The master note purchase agreement requires that we maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.75x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2014 and 2013, our leverage ratio was 2.67x and 3.08x, respectively. As of December 31, 2014 and 2013, our interest coverage ratio was 7.94x and 6.33x, respectively. We expect to be in compliance with all applicable covenants under the Senior Notes for the next 12 months.

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

We may issue additional series of senior uncollateralized notes, including floating rate notes, pursuant to the terms and conditions of the master note purchase agreement, as amended, provided that the purchasers of the Senior Notes shall not have any obligation to purchase any additional notes issued pursuant to the master note purchase agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the master note purchase agreement shall not exceed $1.25 billion. We currently have $600 million of notes outstanding under the master note purchase agreement.

As of December 31, 2014, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$1,979,565	$3,649	$761,974	$1,096,329	$117,613
Cash interest payments	197,233	59,601	93,491	35,409	8,732
Contingent consideration	94,411	21,791	16,802	21,415	34,403
Final capping, closure and post-closure	687,516	2,843	562	2,782	681,329

Long-term debt payments include:

1)	$680.0 million in principal payments due May 2018 related to our prior credit agreement. We could elect to draw amounts on our prior credit agreement in either base rate loans or LIBOR loans. At December 31, 2014, $677.0 million of the borrowings outstanding under the prior credit agreement were in LIBOR loans, which bore interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.54% at December 31, 2014), and $3.0 million of the borrowings outstanding under the prior credit agreement were in swing line loans, which bore interest at the base rate plus the applicable base rate margin (approximately 3.63% at December 31, 2014). As of December 31, 2014, our prior credit agreement allowed us to borrow up to $1.2 billion. On January 26, 2015, the prior credit agreement was refinanced and replaced with the credit agreement, which consists of a $1.2 billion revolving credit facility and an $800 million term loan.

2)	$660.0 million in principal payments related to our prior term loan agreement. Outstanding amounts on the prior term loan agreement could be either base rate loans or LIBOR loans. At December 31, 2014, all amounts outstanding under the prior term loan agreement were in LIBOR loans, which bore interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.66% at December 31, 2014). Our prior term loan agreement was scheduled to mature on October 25, 2017. On January 26, 2015, the prior term loan agreement was refinanced and replaced with the credit agreement, which consists of a $1.2 billion revolving credit facility and an $800 million term loan.

3)	$175.0 million in principal payments due October 1, 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2015 Notes bear interest at a rate of 6.22%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2015 Notes on October 1, 2015 using borrowings under our credit agreement.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$31.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.07% and 0.09%) at December 31, 2014. The tax-exempt bonds have maturity dates ranging from 2018 to 2033.

9)	$8.1 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at December 31, 2014, and have maturity dates ranging from 2015 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the prior credit agreement using the LIBOR rate plus the applicable LIBOR margin at December 31, 2014. We assumed the prior credit agreement would be paid off when it was scheduled to mature in May 2018.

2)	We calculated cash interest payments on the prior term loan agreement using the LIBOR rate plus the applicable LIBOR margin at December 31, 2014.

3)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the prior credit agreement.

Contingent consideration payments include $70.2 million recorded as liabilities in our consolidated financial statements at December 31, 2014, and $24.2 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$132,253	$17,187	$29,574	$19,948	$65,544
Unconditional purchase obligations	29,024	29,024	-	-	-

(1)	We are party to operating lease agreements and unconditional purchase obligations as discussed in Note 11 to the consolidated financial statements. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At December 31, 2014, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 8.7 million gallons remaining to be purchased for a total of $29.0 million. The current fuel purchase contracts expire on or before December 31, 2015. These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained standby letters of credit as discussed in Note 7 to the consolidated financial statements and financial surety bonds as discussed in Note 11 to the consolidated financial statements.  These standby letters of credit and financial surety bonds are generally obtained to support our financial assurance needs and landfill and E&P operations.  These arrangements have not materially affected our financial position, results of operations or liquidity during the year ended December 31, 2014, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

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

Non-GAAP Financial Measures

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the years ended December 31, 2014, 2013 and 2012, are calculated as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$545,220	$484,061	$416,327
Plus/less: Change in book overdraft	(11)	(110)	398
Plus: Proceeds from disposal of assets	9,421	11,019	2,741
Plus: Excess tax benefit associated with equity-based compensation	7,518	3,765	5,033
Less: Capital expenditures for property and equipment	(241,277)	(209,874)	(153,517)
Less: Distributions to noncontrolling interests	(371)	(198)	(198)
Adjustments:
Payment of contingent consideration recorded in earnings (a)	1,074	5,059	-
Payment for termination of corporate lease (b)	-	9,690	-
Corporate office relocation (c)	-	2,159	8,031
Tax effect (d)	-	(3,992)	(3,056)
Adjusted free cash flow	$321,574	$301,579	$275,759

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and a component of cash flow from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback for the payment to terminate the remaining lease obligations of our former headquarters in Folsom, California.
(c)	Reflects the addback of third-party expenses and reimbursable advances to employees associated with the relocation of our corporate headquarters from California to Texas.
(d)	The aggregate tax effect of the adjustments in footnotes (b) and (c) is calculated based on the applied tax rates for the respective periods.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any impairments and other operating charges or gains, plus other expense, less other income.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012, are calculated as follows (amounts in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income	$233,327	$196,005	$159,660
Plus: Income tax provision	152,335	124,916	105,443
Plus: Interest expense	64,674	73,579	53,037
Plus: Depreciation and amortization	257,944	243,864	193,584
Plus: Closure and post-closure accretion	3,627	2,967	2,581
Plus: Impairments and other operating charges (a)	4,091	4,129	1,627
Less: Other income, net	(1,067)	(1,056)	(1,993)
Adjustments:
Plus: Loss on prior office leases (b)	-	9,902	-
Plus: Acquisition-related costs (c)	2,147	1,946	6,415
Plus: Corporate relocation expenses (d)	-	750	8,031
Plus: Named executive officers’ equity grants (e)	-	-	3,585
Less: Gain from litigation settlement (f)	-	-	(3,551)
Adjusted EBITDA	$717,078	$657,002	$528,419

(a)	Reflects the addback of impairments and other operating charges.
(b)	Reflects the addback of the loss on prior office leases resulting primarily from the relocation of our corporate headquarters from California to Texas.
(c)	Reflects the addback of acquisition-related transaction and severance costs.
(d)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(e)	Reflects the addback of equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(f)	Reflects the elimination of a gain from an arbitration award.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the years ended December 31, 2014, 2013 and 2012, are calculated as follows (amounts in thousands, except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Reported net income attributable to Waste Connections	$232,525	$195,655	$159,093
Adjustments:
Amortization of intangibles (a)	27,000	25,410	24,557
Acquisition-related expenses (b)	2,147	1,946	6,415
Impairments and other operating charges (c)	4,091	4,129	1,627
Loss on prior office leases (d)	-	9,902	-
Corporate relocation expenses (e)	-	750	8,031
Named executive officers’ equity grants (f)	-	-	3,585
Gain from litigation settlement (g)	-	-	(3,551)
Tax effect (h)	(12,747)	(16,117)	(14,309)
Impact of deferred tax adjustment (i)	1,220	-	2,602
Adjusted net income attributable to Waste Connections	$254,236	$221,675	$188,050

Diluted earnings per common share attributable to Waste Connections common stockholders:
Reported net income	$1.86	$1.58	$1.31
Adjusted net income	$2.04	$1.79	$1.54

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related expenses, including transaction costs and severance costs.
(c)	Reflects the addback of impairments and other operating charges.
(d)	Reflects the addback of the loss on prior office leases resulting primarily from the relocation of our corporate headquarters from California to Texas.
(e)	Reflects the addback of costs associated with the relocation of our corporate headquarters from California to Texas.
(f)	Reflects the addback of equity compensation expense incurred at the time our named executive officers’ employment contracts were modified.
(g)	Reflects the elimination of a gain from an arbitration award.
(h)	The aggregate tax effect of the adjustments in footnotes (a) through (g) is calculated based on the applied tax rates for the respective periods.
(i)	Reflects (1) the elimination in 2014 of an increase to the income tax provision associated with an increase in our deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act on March 31, 2014 and (2) the elimination in 2012 of an increase to the income tax provision associated with an increase in our deferred tax liabilities primarily resulting from the R360 acquisition.

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

At December 31, 2014, our derivative instruments included seven interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at December 31, 2014 and 2013, of $946.4 million and $1.128 billion, respectively, including floating rate debt under our prior credit agreement and term loan agreement and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of December 31, 2014 and 2013, would decrease our annual pre-tax income by approximately $9.5 million and $11.3 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

The market price of diesel fuel is unpredictable and can fluctuate significantly.  We purchase approximately 32.3 million gallons of fuel per year; therefore, a significant increase in the price of fuel could adversely affect our business and reduce our operating margins.  To manage a portion of this risk, we periodically enter into fuel hedge agreements related to forecasted diesel fuel purchases.

At December 31, 2014, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2015, we expect to purchase approximately 32.3 million gallons of fuel, of which 19.8 million gallons will be purchased at market prices, 8.9 million gallons will be purchased under our fixed price fuel purchase contracts and 3.6 million gallons are hedged at a fixed price under our fuel hedge agreement.  With respect to the approximately 19.8 million gallons of unhedged fuel we expect to purchase in 2015 at market prices, a $0.10 per gallon increase in the price of fuel over the year would decrease our pre-tax income during this period by approximately $2.0 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 35 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the year ended December 31, 2014 and 2013, would have had a $5.6 million and $6.6 million impact on revenues for the year ended December 31, 2014 and 2013, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

WASTE CONNECTIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Waste Connections, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Waste Connections, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, TX

February 10, 2015

WASTE CONNECTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and equivalents	$14,353	$13,591
Accounts receivable, net of allowance for doubtful accounts of $9,175 and $7,348 at December 31, 2014 and 2013, respectively	259,969	234,001
Deferred income taxes	49,508	41,275
Prepaid expenses and other current assets	42,314	39,638
Total current assets	366,144	328,505

Property and equipment, net	2,594,205	2,450,649
Goodwill	1,693,789	1,675,154
Intangible assets, net	509,995	527,871
Restricted assets	40,841	35,921
Other assets, net	45,057	46,152
	$5,250,031	$5,064,252
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$120,717	$105,394
Book overdraft	12,446	12,456
Accrued liabilities	120,947	119,026
Deferred revenue	80,915	71,917
Current portion of contingent consideration	21,637	30,840
Current portion of long-term debt and notes payable	3,649	5,385
Total current liabilities	360,311	345,018

Long-term debt and notes payable	1,975,916	2,067,590
Long-term portion of contingent consideration	48,528	24,710
Other long-term liabilities	92,900	77,035
Deferred income taxes	538,635	501,692
Total liabilities	3,016,290	3,016,045

Commitments and contingencies (Note 11)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,984,527 and 123,566,487 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,240	1,236
Additional paid-in capital	811,289	796,085
Accumulated other comprehensive loss	(5,593)	(1,869)
Retained earnings	1,421,249	1,247,630
Total Waste Connections’ equity	2,228,185	2,043,082
Noncontrolling interest in subsidiaries	5,556	5,125
Total equity	2,233,741	2,048,207
	$5,250,031	$5,064,252

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2014	2013	2012
Revenues	$2,079,166	$1,928,795	$1,661,618
Operating expenses:
Cost of operations	1,138,388	1,064,819	956,357
Selling, general and administrative	229,474	212,637	197,454
Depreciation	230,944	218,454	169,027
Amortization of intangibles	27,000	25,410	24,557
Loss on prior office leases	-	9,902	-
Gain from litigation settlement	-	-	(3,551)
Impairments and other operating charges	4,091	4,129	1,627
Operating income	449,269	393,444	316,147

Interest expense	(64,674)	(73,579)	(53,037)
Other income, net	1,067	1,056	1,993
Income before income tax provision	385,662	320,921	265,103

Income tax provision	(152,335)	(124,916)	(105,443)
Net income	233,327	196,005	159,660
Less: Net income attributable to noncontrolling interests	(802)	(350)	(567)
Net income attributable to Waste Connections	$232,525	$195,655	$159,093

Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$1.87	$1.58	$1.31
Diluted	$1.86	$1.58	$1.31

Shares used in the per share calculations:
Basic	124,215,346	123,597,540	121,172,381
Diluted	124,787,421	124,165,052	121,824,349

Cash dividends per common share	$0.475	$0.415	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Years Ended December 31,
	2014	2013	2012
Net income	$233,327	$196,005	$159,660

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	4,581	5,641	5,289
Fuel hedge amounts reclassified into cost of operations	(823)	-	(4,513)
Changes in fair value of interest rate swaps	(6,448)	296	(7,333)
Changes in fair value of the fuel hedge	(3,355)	1,012	2,194
Other comprehensive income (loss) before tax	(6,045)	6,949	(4,363)
Income tax (expense) benefit related to items of other comprehensive income (loss)	2,321	(2,653)	1,678
Other comprehensive income (loss), net of tax	(3,724)	4,296	(2,685)
Comprehensive income	229,603	200,301	156,975
Less: Comprehensive income attributable to noncontrolling interests	(802)	(350)	(567)
Comprehensive income attributable to Waste Connections	$228,801	$199,951	$156,408

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

YEARS ENDED DECEMBER 31, 2012, 2013 AND 2014

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	WASTE CONNECTIONS’ EQUITY
	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	(LOSS)	EARNINGS	INTERESTS	TOTAL
Balances at December 31, 2011	110,907,782	$1,109	$408,721	$(3,480)	$988,560	$4,777	$1,399,687
Vesting of restricted stock units	591,165	6	(6)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(189,939)	(2)	(6,060)	-	-	-	(6,062)
Equity-based compensation	-	-	17,289	-	-	-	17,289
Exercise of stock options and warrants	329,933	3	4,054	-	-	-	4,057
Issuance of common stock, net of issuance costs of $376	12,000,000	120	369,464	-	-	-	369,584
Excess tax benefit associated with equity-based compensation	-	-	5,033	-	-	-	5,033
Repurchase of common stock	(619,447)	(6)	(18,591)	-	-	-	(18,597)
Cash dividends on common stock	-	-	-	-	(44,465)	-	(44,465)
Amounts reclassified into earnings, net of taxes	-	-	-	481	-	-	481
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(3,166)	-	-	(3,166)
Distributions to noncontrolling interests	-	-	-	-	-	(198)	(198)
Divestiture of noncontrolling interest	-	-	-	-	-	(173)	(173)
Net income	-	-	-	-	159,093	567	159,660
Balances at December 31, 2012	123,019,494	1,230	779,904	(6,165)	1,103,188	4,973	1,883,130
Vesting of restricted stock units	482,403	5	(5)	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(152,191)	(1)	(5,438)	-	-	-	(5,439)
Equity-based compensation	-	-	15,397	-	-	-	15,397
Exercise of stock options and warrants	216,781	2	2,462	-	-	-	2,464
Excess tax benefit associated with equity-based compensation	-	-	3,765	-	-	-	3,765
Cash dividends on common stock	-	-	-	-	(51,213)	-	(51,213)
Amounts reclassified into earnings, net of taxes	-	-	-	3,483	-	-	3,483
Changes in fair value of cash flow hedges, net of taxes	-	-	-	813	-	-	813
Distributions to noncontrolling interests	-	-	-	-	-	(198)	(198)
Net income	-	-	-	-	195,655	350	196,005
Balances at December 31, 2013	123,566,487	1,236	796,085	(1,869)	1,247,630	5,125	2,048,207
Vesting of restricted stock units	492,695	5	(5)	-	-	-	-
Restricted stock units released from deferred compensation plan	10,665	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(159,936)	(1)	(6,813)	-	-	-	(6,814)
Equity-based compensation	-	-	18,446	-	-	-	18,446
Exercise of stock options and warrants	241,716	2	3,373	-	-	-	3,375
Excess tax benefit associated with equity-based compensation	-	-	7,518	-	-	-	7,518
Repurchase of common stock	(167,100)	(2)	(7,315)	-	-	-	(7,317)
Cash dividends on common stock	-	-	-	-	(58,906)	-	(58,906)
Amounts reclassified into earnings, net of taxes	-	-	-	2,317	-	-	2,317
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(6,041)	-	-	(6,041)
Distributions to noncontrolling interests	-	-	-	-	-	(371)	(371)
Net income	-	-	-	-	232,525	802	233,327
Balances at December 31, 2014	123,984,527	$1,240	$811,289	$(5,593)	$1,421,249	$5,556	$2,233,741

The accompanying notes are an integral part of these consolidated financial statements.

WASTE CONNECTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,327	$196,005	$159,660
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets and impairments	8,239	2,853	1,627
Depreciation	230,944	218,454	169,027
Amortization of intangibles	27,000	25,410	24,557
Deferred income taxes, net of acquisitions	31,031	38,680	29,689
Amortization of debt issuance costs	3,085	3,655	1,993
Equity-based compensation	18,446	15,397	17,289
Interest income on restricted assets	(446)	(386)	(603)
Interest accretion	5,076	4,812	4,000
Excess tax benefit associated with equity-based compensation	(7,518)	(3,765)	(5,033)
Payment of contingent consideration recorded in earnings	(1,074)	(5,059)	-
Adjustments to contingent consideration not settled in cash	(4,148)	1,276	-
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(22,168)	1,612	1,549
Prepaid expenses and other current assets	(3,868)	1,696	(733)
Accounts payable	10,173	(26,993)	2,761
Deferred revenue	8,571	1,403	180
Accrued liabilities	5,759	6,117	7,835
Other long-term liabilities	2,791	2,894	2,529
Net cash provided by operating activities	545,220	484,061	416,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(126,181)	(64,156)	(1,579,869)
Proceeds from adjustments to acquisition consideration	-	18,000	-
Capital expenditures for property and equipment	(241,277)	(209,874)	(153,517)
Proceeds from disposal of assets	9,421	11,019	2,741
Change in restricted assets, net of interest income	(4,475)	(646)	2,983
Other	(896)	(5,358)	(6,185)
Net cash used in investing activities	(363,408)	(251,015)	(1,733,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	432,500	327,600	1,647,000
Principal payments on notes payable and long-term debt	(525,909)	(493,560)	(609,014)
Payment of contingent consideration recorded at acquisition date	(24,990)	(23,941)	(12,473)
Change in book overdraft	(11)	(110)	398
Proceeds from option and warrant exercises	3,375	2,464	4,057
Excess tax benefit associated with equity-based compensation	7,518	3,765	5,033
Payments for repurchase of common stock	(7,317)	-	(18,597)
Payments for cash dividends	(58,906)	(51,213)	(44,465)
Tax withholdings related to net share settlements of restricted stock units	(6,814)	(5,439)	(6,062)
Distributions to noncontrolling interests	(371)	(198)	(198)
Debt issuance costs	(125)	(2,035)	(7,174)
Proceeds from common stock offering, net	-	-	369,584
Net cash provided by (used in) financing activities	(181,050)	(242,667)	1,328,089

Net increase (decrease) in cash and equivalents	762	(9,621)	10,569
Cash and equivalents at beginning of year	13,591	23,212	12,643
Cash and equivalents at end of year	$14,353	$13,591	$23,212

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH TRANSACTIONS:

	Years Ended December 31,
	2014	2013	2012
Cash paid for income taxes	$116,239	$81,710	$69,954
Cash paid for interest	$60,224	$66,985	$49,826

In connection with its acquisitions, the Company assumed liabilities as follows:
Fair value of assets acquired	$172,875	$67,271	$1,748,458
Cash paid for current year acquisitions	(126,181)	(64,156)	(1,579,869)
Liabilities assumed and notes payable issued to sellers of businesses acquired	$46,694	$3,115	$168,589

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at purchase to be cash equivalents.  As of December 31, 2014 and 2013, cash equivalents consisted of demand money market accounts.

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

-	Landfill development costs. Landfill development costs include the costs of acquisition, construction associated with excavation, liners, site berms, groundwater monitoring wells, gas recovery systems and leachate collection systems. The Company estimates the total costs associated with developing each landfill site to its final capacity. This includes certain projected landfill site costs that are uncertain because they are dependent on future events and thus actual costs could vary significantly from estimates. The total cost to develop a site to its final capacity includes amounts previously expended and capitalized, net of accumulated depletion, and projections of future purchase and development costs, liner construction costs, and operating construction costs. Total landfill costs include the development costs associated with expansion airspace. Expansion airspace is addressed below.

-	Final capping, closure and post-closure obligations. The Company accrues for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and the landfills that it operates, but does not own, under life-of-site agreements. Accrued final capping, closure and post-closure costs represent an estimate of the current value of the future obligation associated with final capping, closure and post-closure monitoring of non-hazardous solid waste landfills currently owned or operated under life-of-site agreements by the Company. Final capping costs represent the costs related to installation of clay liners, drainage and compacted soil layers and topsoil constructed over areas of the landfill where total airspace capacity has been consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Accruals for final capping, closure and post-closure monitoring and maintenance requirements in the U.S. consider site inspection, groundwater monitoring, leachate management, methane gas control and recovery, and operating and maintenance costs to be incurred during the period after the facility closes. Certain of these environmental costs, principally capping and methane gas control costs, are also incurred during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the air emissions standards. Daily maintenance activities, which include many of these costs, are expensed as incurred during the operating life of the landfill. Daily maintenance activities include leachate disposal; surface water, groundwater, and methane gas monitoring and maintenance; other pollution control activities; mowing and fertilizing the landfill final cap; fence and road maintenance; and third-party inspection and reporting costs. Site specific final capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned or landfills operated under life-of-site agreements by the Company.

The net present value of landfill final capping, closure and post-closure liabilities are calculated by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2014 and 2013 “layers” for final capping, closure and post-closure obligations was 5.75% for each year, which reflects the Company’s long-term cost of borrowing as of the end of 2013 and 2012.  The Company’s inflation rate assumption was 2.5% for the years ended December 31, 2014 and 2013.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In accordance with the accounting guidance on asset retirement obligations, the final capping, closure and post-closure liability is recorded on the balance sheet along with an offsetting addition to site costs which is amortized to depletion expense on a units-of-consumption basis as remaining landfill airspace is consumed.  The impact of changes determined to be changes in estimates, based on an annual update, is accounted for on a prospective basis.  Depletion expense resulting from final capping, closure and post-closure obligations recorded as a component of landfill site costs will generally be less during the early portion of a landfill’s operating life and increase thereafter.  Owned landfills and landfills operated under life-of-site agreements have estimated remaining lives, based on remaining permitted capacity, probable expansion capacity and projected annual disposal volumes, that range from approximately 5 to 191 years, with an average remaining life of approximately 40 years.  The costs for final capping, closure and post-closure obligations at landfills the Company owns or operates under life-of-site agreements are generally estimated based on interpretations of current requirements and proposed or anticipated regulatory changes.

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

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2012 to December 31, 2014:

Final capping, closure and post-closure liability at December 31, 2012	$46,473
Adjustments to final capping, closure and post-closure liabilities	(3,528)
Liabilities incurred	4,668
Accretion expense associated with landfill obligations	2,749
Closure payments	(234)
Final capping, closure and post-closure liability at December 31, 2013	50,128
Adjustments to final capping, closure and post-closure liabilities	4,176
Liabilities incurred	3,846
Accretion expense associated with landfill obligations	3,408
Closure payments	(178)
Assumption of closure liabilities from acquisitions	120
Final capping, closure and post-closure liability at December 31, 2014	$61,500

The Adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2014, primarily consisted of the following changes at some of the Company’s landfills: increases in estimated future closure expenditures, changes in engineering estimates of total site capacities and increases in estimated annual tonnage consumption. The Adjustments to final capping, closure and post-closure liabilities for the year ended December 31, 2013, primarily consisted of increases in estimated airspace at some of the Company’s landfills at which expansions are being pursued or have been granted, decreases in estimated closure costs at some of the Company’s landfills and revisions in engineering estimates, partially offset by an increase in estimates of annual tonnage consumption at some of the Company’s landfills. The final capping, closure and post-closure liability is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At December 31, 2014, $38,107 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

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

Cell Processing Reserves

The Company records a cell processing reserve related to its E&P segment for certain locations in Louisiana and Texas for the estimated amount of expenses to be incurred upon the treatment and excavation of oilfield waste received. The cell processing reserve is the future cost to properly treat and dispose of existing waste within the cells at the various facilities. The reserve generally covers estimated costs to be incurred over a period of time up to 24 months, with the current portion representing costs estimated to be incurred in the next 12 months. The estimate is calculated based on current estimated volume in the cells, estimated percentage of waste treated, and historical average costs to treat and excavate the waste. The processing reserve represents the estimated costs to process the volumes of oilfield waste on-hand for which revenue has been recognized. At December 31, 2014 and 2013, the current portion of cell processing reserves was $6,136 and $7,013, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2014 and 2013, the long-term portion of cell processing reserves was $2,409 and $2,416, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets.

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

To determine the fair value of each of the Company’s reporting units as a whole and each indefinite-lived intangible asset, the Company uses discounted cash flow analyses, which require significant assumptions and estimates about the future operations of each reporting unit and the future discrete cash flows related to each indefinite-lived intangible asset. Significant judgments inherent in these analyses include the determination of appropriate discount rates, the amount and timing of expected future cash flows and growth rates.  The cash flows employed in the Company’s 2014 discounted cash flow analyses were based on ten-year financial forecasts, which in turn were based on the 2015 annual budget developed internally by management.  These forecasts reflect operating profit margins that were consistent with 2014 results and perpetual revenue growth rates of 3.2%. The Company’s discount rate assumptions are based on an assessment of the Company’s weighted average cost of capital which approximated 5.2%.  In assessing the reasonableness of the Company’s determined fair values of its reporting units, the Company evaluates its results against its current market capitalization.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

As a result of performing the tests for potential impairment of goodwill and indefinite-lived intangible assets, the Company determined that no impairment existed as of December 31, 2014 or 2013, and, therefore, there were no write-downs to any of its goodwill or indefinite-lived intangible assets.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge.  As of December 31, 2014 and 2013, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of December 31, 2014 and 2013, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of December 31, 2014 and 2013, are as follows:

	Carrying Value at December 31,		Fair Value* at December 31,
	2014	2013	2014	2013
6.22% Senior Notes due 2015	$175,000	$175,000	$181,476	$187,206
3.30% Senior Notes due 2016	$100,000	$100,000	$102,253	$102,066
4.00% Senior Notes due 2018	$50,000	$50,000	$52,500	$50,992
5.25% Senior Notes due 2019	$175,000	$175,000	$192,974	$185,037
4.64% Senior Notes due 2021	$100,000	$100,000	$108,088	$100,341

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its prior credit agreement and credit agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. Its currently outstanding interest rate swaps were specifically designated to the Company’s prior credit agreement and accounted for as cash flow hedges.

At December 31, 2014, the Company’s derivative instruments included seven interest rate swap agreements as follows:

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

At December 31, 2014, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2014, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$250	Accrued liabilities(a)	$(4,044)
			Other long-term liabilities	(3,300)
Fuel hedge			Accrued liabilities(b)	(1,979)
Total derivatives designated as cash flow hedges		$250		$(9,323)

(a)     Represents the estimated amount of the existing unrealized losses on interest rate swaps as of December 31, 2014 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)     Represents the estimated amount of the existing unrealized losses on the fuel hedge as of December 31, 2014 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the years ended December 31, 2014, 2013 and 2012:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)			Statement of Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion)(b), (c)
	Years Ended December 31,				Years Ended December 31,
	2014	2013	2012		2014	2013	2012
Interest rate swaps	$(3,970)	$188	$(4,524)	Interest expense	$2,824	$3,483	$3,279
Fuel hedge	(2,071)	625	1,358	Cost of operations	(507)	-	(2,798)
Total	$(6,041)	$813	$(3,166)		$2,317	$3,483	$481

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

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedge during the years ended December 31, 2014, 2013 and 2012.

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

Compensation expense associated with outstanding performance-based restricted stock units (“PSU”) is measured using the fair value of the Company’s common stock and is based on the estimated achievement of the established performance criteria at the end of each reporting period until the performance period ends, recognized ratably over the performance period. Compensation expense is only recognized for those awards that the Company expects to vest, which it estimates based upon an assessment of the probability that the performance criteria will be achieved. The Company assumed a forfeiture rate of 0%.

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

Equity-based compensation expense recognized during the years ended December 31, 2014, 2013 and 2012, was approximately $18,446 ($11,372 net of taxes), $15,397 ($9,508 net of taxes) and $17,289 ($11,803 net of taxes), respectively, and consisted of restricted stock unit, PSU and warrant expense.  The Company records equity-based compensation expense in Selling, general and administrative expenses in the Consolidated Statements of Net Income.  The total unrecognized compensation cost at December 31, 2014, related to unvested restricted stock unit awards was $28,709 and this future expense will be recognized over the remaining vesting period of the restricted stock unit awards, which extends to 2018. The weighted average remaining vesting period of the restricted stock unit awards is 1.2 years.  The total unrecognized compensation cost at December 31, 2014, related to unvested PSU awards was $1,661 and this future expense will be recognized over the remaining vesting period of the PSU awards, which extends to 2016. The weighted average remaining vesting period of PSU awards is 2.0 years.

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense for the years ended December 31, 2014, 2013 and 2012, was $3,479, $3,704 and $3,737, respectively, which is included in Selling, general and administrative expense in the Consolidated Statements of Net Income.

Insurance Liabilities

As a result of its high deductible or self-insured retention insurance policies, the Company is effectively self-insured for automobile liability, general liability, employer’s liability, environmental liability, cyber liability, employment practices liability, directors’ and officers’ liability as well as for employee group health insurance, property and workers’ compensation.  The Company’s insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by the Company’s management with assistance from its third-party actuary and its third-party claims administrator.  The insurance accruals are influenced by the Company’s past claims experience factors, which have a limited history, and by published industry development factors.  At December 31, 2014 and 2013, the Company’s total accrual for self-insured liabilities was $44,849 and $42,732, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets.  For the years ended December 31, 2014, 2013 and 2012, the Company recognized $51,702, $48,032 and $47,834, respectively, of self-insurance expense which is included in Cost of operations and Selling, general and administrative expense in the Consolidated Statements of Net Income.

New Accounting Pronouncements

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

Reclassification

Certain amounts reported in the Company’s prior year’s financial statements have been reclassified to conform with the 2014 presentation.

2.	USE OF ESTIMATES AND ASSUMPTIONS

In preparing the Company’s consolidated financial statements, several estimates and assumptions are made that affect the accounting for and recognition of assets, liabilities, revenues and expenses.  These estimates and assumptions must be made because certain of the information that is used in the preparation of the Company’s consolidated financial statements is dependent on future events, cannot be calculated with a high degree of precision from data available or is simply not capable of being readily calculated based on generally accepted methodologies.  In some cases, these estimates are particularly difficult to determine and the Company must exercise significant judgment.  The most difficult, subjective and complex estimates and the assumptions that deal with the greatest amount of uncertainty are related to the Company’s accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments, which are discussed in Note 1.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its consolidated financial statements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

R360 Acquisition

On October 25, 2012, the Company completed the acquisition of all of the outstanding equity interests in certain entities that, together with the operating subsidiaries of such entities, hold the business of R360 Environmental Solutions, Inc. (“R360”) for total cash consideration of $1,338,344, net of cash acquired, the assumption of outstanding debt totaling $9,306 and the assumption of contingent consideration totaling $37,293. The acquisition was funded with available cash and with borrowings of $475,000 under the Company’s prior credit agreement and of $800,000 under its prior term loan agreement. The R360 business consists of E&P landfills, E&P liquid waste injection wells, E&P waste treatment and recovery facilities and oil recovery facilities at 24 operating locations across Louisiana, New Mexico, North Dakota, Oklahoma, Texas and Wyoming. The R360 acquisition enabled the Company to significantly expand its scope of E&P waste services and contributed towards the achievement of the Company’s strategy to expand through acquisitions.

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
$37,293

The Prairie Disposal contingent consideration represents the fair value of up to $25,000 of contingent consideration payable to the former owners of Prairie Disposal, LLC and Prairie Liquids, LLC (“Prairie”) based on the future achievement of certain milestones over an expected two-year period. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligation is expected to be settled, and applied a discount rate of 2.0%. During the year ended December 31, 2014, the Company paid $25,000 to the former owners.

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

The Calpet contingent consideration represents the fair value of up to $4,221 payable to the former owners of Calpet, LLC based on the future achievement of revenue targets through June 2013. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the one-year period in which the obligations is expected to be settled, and applied a discount rate of 2.0%. During the year ended December 31, 2013, $2,500 of the contingent consideration was earned and paid to the former owners and $1,250 of the contingent consideration was not earned and credited to expense. During the year ended December 31, 2014, the remaining $471 of contingent consideration was earned and paid to the former owners.

The Claco Services contingent consideration represents the fair value of up to $750 payable to the former owners of Claco Services through December 2013. The Company paid $375 of this assumed liability in both December 2012 and December 2013.

The R360 acquisition resulted in goodwill acquired totaling $445,925, of which $395,339 is expected to be deductible for tax purposes.  The goodwill is attributable to growth opportunities, at existing R360 operations as well as additional acquisitions of companies providing non-hazardous oilfield waste treatment and disposal services, and synergies that are expected to arise as a result of the acquisition.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In October 2014, the Company acquired Section 18, LLC (“Section 18”), which provides E&P disposal services in North Dakota, for aggregate total cash consideration of $64,425 and contingent consideration of $37,724. Contingent consideration represents the estimated fair value of up to $43,166 of amounts payable to the former owners based on approval of site construction permits for future facilities in North Dakota, Wyoming and Montana and the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the one to four-year period in which the obligations are expected to be settled, and applying a discount rate of 5.2%.

In addition to the acquisitions of Screwbean, Dunn, Rumsey and Section 18, the Company acquired five individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the year ended December 31, 2014.

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

On March 1, 2012, the Company completed the acquisition of 100% of the interests in the operations of Alaska Pacific Environmental Services Anchorage, LLC and Alaska Green Waste Solutions, LLC (together, “Alaska Waste”). Alaska Waste provides solid waste collection, transfer and composting services in Anchorage, the Mat-Su Valley, Fairbanks, the Kenai Peninsula and Kodiak Island. The Company paid $133,402 for the purchased operations. Pursuant to the asset purchase agreement, the Company is required to remit up to $4,000 of additional consideration to the former owners of Alaska Waste if new business is generated through the privatization of certain markets currently serviced by municipalities. The Company computed the fair value of the contingent consideration at the purchase date to be $602, based upon probability assessments of the expected future cash flows over the two-year period in which the obligation is expected to be settled, to which the Company applied a discount rate of 2.8%. During the year ended December 31, 2014, the contingency period expired and the contingent consideration liability was written off to Impairments and other operating charges in the Consolidated Statements of Net Income.

In addition to the acquisitions of SKB and Alaska Waste, the Company acquired 10 individually immaterial non-hazardous solid waste collection, transfer, disposal and E&P businesses during the year ended December 31, 2012.

The total acquisition-related costs incurred for the acquisitions closed during the years ended December 31, 2014, 2013 and 2012 were $2,147, $1,946 and $2,658.  These expenses are included in Selling, general and administrative expenses in the Company’s Consolidated Statements of Net Income.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the consideration transferred to acquire these businesses and the amounts of identifiable assets acquired, liabilities assumed and noncontrolling interests associated with businesses acquired at the acquisition date for acquisitions consummated in the years ended December 31, 2014, 2013 and 2012:

	2014 Acquisitions	2013 Acquisitions	2012 Acquisitions
Fair value of consideration transferred:
Cash	$126,181	$64,156	$241,525
Debt assumed*	-	-	12,986
Contingent consideration	42,538	40	21,314
	168,719	64,196	275,825
Recognized amounts of identifiable assets acquired and liabilities assumed associated with businesses acquired:
Accounts receivable	3,785	211	10,874
Other current assets	111	317	1,062
Restricted assets	-	-	6,725
Property and equipment	140,412	12,775	127,023
Long-term franchise agreements and contracts	369	1,043	10,307
Indefinite-lived intangibles	-	-	35,344
Customer lists	9,420	13,024	21,837
Permits	-	-	2,295
Other long-term assets	-	-	185
Deferred revenue	(427)	(539)	(5,056)
Accounts payable	-	(735)	(3,393)
Accrued liabilities	(1,749)	(1,034)	(2,139)
Other long-term liabilities	(1,980)	(767)	(3,480)
Total identifiable net assets	149,941	24,295	201,584
Goodwill	$18,778	$39,901	$74,241

*Debt assumed as part of 2012 acquisitions was paid at close of acquisition.

Goodwill acquired in 2014 totaling $18,778 is expected to be deductible for tax purposes.   Goodwill acquired in 2013 totaling $39,731 is expected to be deductible for tax purposes.  The 2012 acquisitions of SKB, Alaska Waste and other individually immaterial non-hazardous solid waste collection, transfer, disposal and E&P businesses resulted in goodwill acquired in 2012 totaling $74,241, which is expected to be deductible for tax purposes.

The fair value of acquired working capital related to three individually immaterial acquisitions completed during the year ended December 31, 2014, is provisional pending receipt of information to support the fair value of the assets acquired and liabilities assumed. Any adjustments recorded relating to finalizing the working capital for these three acquisitions are not expected to be material to the Company’s financial position.

The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2014, was $3,981, of which $196 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired during the year ended December 31, 2013, was $414, of which $203 was expected to be uncollectible.  The gross amount of trade receivables due under contracts acquired with the acquisitions of SKB, Alaska Waste and other individually immaterial non-hazardous solid waste collection, transfer, disposal and E&P businesses during the year ended December 31, 2012, was $10,984, of which $110 was expected to be uncollectible.  The Company did not acquire any other class of receivable as a result of the acquisition of these businesses.

The Company paid $4,099 of contingent consideration during the year ended December 31, 2012, related to the achievement of earnings targets for certain acquisitions closed in 2011 and 2010.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Pro Forma Results of Operations

The following pro forma results of operations assume that the Company’s significant acquisitions occurring in 2012, consisting of the acquisitions of R360, Alaska Waste and SKB, were acquired as of January 1, 2012 (unaudited):

Year Ended December 31,
2012
Total revenue	$1,866,458
Net income	164,176
Basic income per share	1.35
Diluted income per share	1.35

The unaudited pro forma results of operations do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 2012, nor are they necessarily indicative of future operating results. The above unaudited pro forma financial information includes adjustments to acquisition expenses incurred by the Company and the acquired businesses, interest expense for additional financing and repayments of debt as part of the acquisitions, depreciation expense on acquired property, plant and equipment, amortization of identifiable intangible assets acquired, accretion of closure and post-closure interest expense on acquired landfills and provision for income taxes.

4.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$195,676	$(52,448)	$143,228
Customer lists	161,463	(77,931)	83,532
Permits and non-competition agreements	41,369	(11,777)	29,592
	398,508	(142,156)	256,352
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$652,151	$(142,156)	$509,995

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the year ended December 31, 2014 was 2.5 years. The weighted-average amortization period of customer lists acquired during the year ended December 31, 2014 was 9.2 years.

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

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2015	$27,237
For the year ending December 31, 2016	$23,158
For the year ending December 31, 2017	$21,077
For the year ending December 31, 2018	$20,151
For the year ending December 31, 2019	$15,564

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	December 31,
	2014	2013
Landfill site costs	$2,209,749	$2,015,085
Rolling stock	669,133	602,838
Land, buildings and improvements	403,472	386,099
Containers	289,626	265,432
Machinery and equipment	335,376	311,953
Construction in progress	19,815	14,707
	3,927,171	3,596,114
Less accumulated depreciation and depletion	(1,332,966)	(1,145,465)
	$2,594,205	$2,450,649

The Company’s landfill depletion expense, recorded in Depreciation in the Consolidated Statements of Net Income, for the years ended December 31, 2014, 2013 and 2012, was $84,308, $80,227 and $53,429, respectively.

In 2014, the Company recorded an $8,445 impairment charge, which is included in Impairments and other operating charges in the Consolidated Statements of Net Income, for property and equipment at an E&P disposal facility as a result of projected operating losses resulting from the migration of the majority of the facility’s customers to a new E&P facility that the Company owns and operates. The fair value of the property and equipment was determined using a discounted cash flow model.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

6.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31,
	2014	2013
Insurance claims	$44,849	$42,732
Payroll and payroll-related	40,376	40,197
Interest payable	9,319	9,579
Cell processing reserve - current portion	6,136	7,013
Unrealized interest rate losses	6,023	3,373
Environmental remediation reserve - current portion	3,023	3,226
Other	11,221	12,906
	$120,947	$119,026

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2014	2013
Revolver under prior credit agreement	$680,000	$727,100
Prior term loan agreement	660,000	700,000
2015 Notes	175,000	175,000
2016 Notes	100,000	100,000
2018 Notes	50,000	50,000
2019 Notes	175,000	175,000
2021 Notes	100,000	100,000
Tax-exempt bonds	31,430	33,030
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%, principal and interest payments due periodically with due dates ranging from 2015 to 2036	8,135	12,845
	1,979,565	2,072,975
Less – current portion	(3,649)	(5,385)
	$1,975,916	$2,067,590

Revolver under Prior Credit Agreement

As of December 31, 2014, the Company had a senior revolving credit facility with a syndicate of banks for which Bank of America, N.A. acted as administrative agent (the “prior credit agreement”).  The maximum borrowings available under the prior credit agreement were $1,200,000 as of December 31, 2014 and 2013.  The Company had the ability to increase commitments under the prior credit agreement from $1,200,000 to $1,500,000, subject to conditions including that no default, as defined in the prior credit agreement, has occurred, although no existing lender had any obligation to increase its commitment. Swing line loans could be issued at the request of the Company in an aggregate amount not to exceed a $25,000 sublimit and there was no maximum amount of standby letters of credit that could be issued under the prior credit agreement; however, the issuance of swing line loans and standby letters of credit both reduced the amount of total borrowings available.  As of December 31, 2014, $680,000 was outstanding under the prior credit agreement, exclusive of outstanding standby letters of credit of $73,031. As of December 31, 2013, $727,100 was outstanding under the prior credit agreement, exclusive of outstanding standby letters of credit of $75,166. The prior credit agreement was scheduled to mature in May 2018.  The Company incurred $4,722 of debt issuance costs associated with the prior credit agreement, which had an unamortized balance of $3,632 recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2014. On January 26, 2015, the prior credit agreement was refinanced and replaced by the credit agreement (as defined below).

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The borrowings under the prior credit agreement bore interest, at the Company’s option, at either the base rate plus the applicable base rate margin (approximately 3.63% and 3.75% at December 31, 2014 and 2013, respectively) on base rate loans and swing line loans, or the LIBOR rate plus the applicable LIBOR margin (approximately 1.54% and 1.67% at December 31, 2014 and 2013, respectively) on LIBOR loans.  The applicable margins under the prior credit agreement varied depending on the Company’s leverage ratio, as defined in the prior credit agreement.  As of December 31, 2014 and 2013, the margins were 1.375% and 1.50%, respectively, for LIBOR loans and 0.50% and 0.50%, respectively, for base rate loans and swing line loans.  As of December 31, 2014, $677,000 of the borrowings outstanding under the prior credit agreement were in LIBOR loans and $3,000 of the borrowings outstanding under the prior credit agreement were in swing line loans. As of December 31, 2013, $720,000 of the borrowings outstanding under the prior credit agreement were in LIBOR loans and $7,100 of the borrowings outstanding under the prior credit agreement were in swing line loans.

The prior credit agreement required the Company to pay an annual commitment fee on the unused portion of the facility.  The commitment fee was 0.20% and 0.23% as of December 31, 2014 and 2013, respectively.

The borrowings under the prior credit agreement were not collateralized.  The prior credit agreement contained representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of indebtedness and liens, new lines of business, mergers, transactions with affiliates and restrictive payments. During the continuance of an event of default, the lenders could take a number of actions, including declaring the entire amount then outstanding under the prior credit agreement due and payable. The prior credit agreement contained cross-defaults if the Company defaulted on the prior term loan agreement, the master note purchase agreement or certain other debt. The prior credit agreement required that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio could not exceed 3.50x total debt to earnings before interest, taxes, depreciation and amortization, or EBITDA. The required interest coverage ratio was at least 2.75x total interest expense to earnings before interest and taxes, or EBIT. As of December 31, 2014 and 2013, the Company’s leverage ratio was 2.67x and 3.08x, respectively. As of December 31, 2014 and 2013, the Company’s interest coverage ratio was 7.94x and 6.33x, respectively.

Prior Term Loan Agreement

On October 25, 2012, the Company entered into a term loan agreement in the original principal amount of $800,000 with Bank of America, N.A. and the other banks and lending institutions party thereto, as lenders, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents (as amended, the “prior term loan agreement”). On January 26, 2015, the prior term loan agreement was refinanced and replaced by the credit agreement (as defined below). The prior term loan agreement required the aggregate outstanding principal amount to be paid at the maturity of the prior term loan agreement on October 25, 2017. The borrowings under the prior term loan agreement were required to be used only to fund the R360 acquisition pursuant to the R360 purchase and sale agreement and to pay fees and expenses incurred in connection with the R360 acquisition and the Company’s entry into the prior term loan agreement. The Company incurred $7,370 of debt issuance costs associated with the prior term loan agreement, which had an unamortized balance of $3,809 recorded in Other assets, net in the Consolidated Balance Sheets at December 31, 2014.

Outstanding amounts on the prior term loan agreement could be either base rate loans or LIBOR loans. At December 31, 2014 and 2013, all amounts outstanding under the prior term loan agreement were in LIBOR loans which bore interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.66% and 2.04% at December 31, 2014 and 2013, respectively).  The LIBOR rate was determined by the administrative agent in a customary manner as described in the prior term loan agreement. The applicable margins under the prior term loan agreement varied depending on the Company’s leverage ratio, as defined in the prior term loan agreement, and ranged from 1.250% per annum to 2.000% per annum for LIBOR loans. As of December 31, 2014 and 2013, the margin was 1.500% and 1.875%, respectively, for LIBOR loans.  Borrowings under the prior term loan agreement were not collateralized.

The prior term loan agreement contained representations and warranties and placed certain business, financial and operating restrictions on the Company relating to, among other things, indebtedness, liens, investments, mergers, consolidation and disposition of assets, sale and leaseback transactions, restricted payments and redemptions, burdensome agreements, business activities, transactions with affiliates, prepayments of indebtedness and accounting changes. During the continuance of an event of default, the lenders could take a number of actions, including declaring the entire amount then outstanding under the prior term loan agreement due and payable. The prior term loan agreement contained cross-defaults if the Company defaulted on the prior credit agreement, the master note purchase agreement or certain other debt. The prior term loan agreement required that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio could not exceed 3.50x total debt to EBITDA. The required interest coverage ratio was at least 2.75x total interest expense to EBIT. As of December 31, 2014 and 2013, the Company’s leverage ratio was 2.67x and 3.08x, respectively. As of December 31, 2014 and 2013, the Company’s interest coverage ratio was 7.94x and 6.33x, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

New Revolving Credit and Term Loan Agreement

On January 26, 2015, the Company entered into a new revolving credit and term loan agreement (the “credit agreement”) with Bank of America, N.A., as Administrative Agent, and the other lenders from time to time party thereto (the “Lenders”). The credit agreement has a scheduled maturity date of January 24, 2020.

Pursuant to the credit agreement, the Lenders have committed to provide revolving advances up to an aggregate principal amount of $1,200,000 at any one time outstanding. The Lenders have also provided a term loan in an aggregate principal amount of $800,000. The Company has the option to request increases in the aggregate commitments for revolving advances and one or more additional term loans, provided that the aggregate principal amount of commitments and term loans never exceeds $2,300,000. For any such increase, the Company may ask one or more Lenders to increase their existing commitments or provide additional term loans and/or invite additional eligible lenders to become Lenders under the credit agreement. As part of the aggregate commitments under the facility, the credit agreement provides for letters of credit to be issued at the request of the Company in an aggregate amount not to exceed $250,000 and for swing line loans to be issued at the request of the Company in an aggregate amount not to exceed the lesser of $35,000 and the aggregate commitments.

Interest accrues on advances, at the Company’s option, at a LIBOR rate or a base rate plus an applicable margin for each interest period. The issuing fees for all letters of credit are also based on an applicable margin. The applicable margin used in connection with interest rates and fees is based on the Company’s consolidated leverage ratio. The applicable margin for LIBOR rate loans and letter of credit fees ranges from 1.00% to 1.500% and the applicable margin for base rate loans and swing line loans ranges from 0.00% to 0.500%. The Company will also pay a fee based on its consolidated leverage ratio on the actual daily unused amount of the aggregate revolving commitments. The borrowings under the credit agreement are not collateralized. Proceeds of the borrowings under the credit agreement were used to refinance the prior credit agreement, which had a maturity of May 4, 2018, and the prior term loan agreement, which had a maturity of October 25, 2017, and will be used for general corporate purposes, including working capital, capital expenditures and permitted acquisitions.

The credit agreement contains representations, warranties, covenants and events of default, including a change of control event of default and limitations on incurrence of indebtedness and liens, limitations on new lines of business, mergers, transactions with affiliates and restrictive agreements. The credit agreement also includes covenants limiting, as of the last day of each fiscal quarter, (a) the ratio of the consolidated funded debt as of such date to the Consolidated EBITDA (as defined in the credit agreement), measured for the preceding 12 months, to not more than 3.50x (or 3.75x during material acquisition periods, subject to certain limitations) and (b) the ratio of Consolidated EBIT (as defined in the credit agreement) to consolidated interest expense, in each case, measured for the preceding 12 months, to not less than 2.75x. During the continuance of an event of default, the Lenders may take a number of actions, including declaring the entire amount then outstanding under the credit agreement due and payable.

The Company will defer and amortize through the maturity date of the credit agreement, or January 2020, $6,874 of the $7,441 unamortized balance of debt issuance costs at December 31, 2014 associated with the prior credit agreement and term loan agreement.

Master Note Purchase Agreement

Senior Notes due 2015

On July 15, 2008, the Company entered into a master note purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the investors at a closing on October 1, 2008, $175,000 of senior uncollateralized notes due October 1, 2015 in a private placement.  The 2015 Notes bear interest at the fixed rate of 6.22% per annum with interest payable in arrears semi-annually on April 1 and October 1 beginning on April 1, 2009, and with principal payable at the maturity of the 2015 Notes on October 1, 2015.  The Company is amortizing the $1,026 debt issuance costs over a seven-year term through the maturity date, or October 1, 2015.  The Company has the intent and ability to redeem the 2015 Notes on October 1, 2015 using borrowings under its credit agreement.

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

The 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes, and 2021 Notes (collectively, the “Senior Notes”) are uncollateralized obligations and rank equally in right of payment with each of the Senior Notes, the obligations under the Company’s credit agreement, as well as the Company’s prior obligations under the prior credit agreement and term loan agreement. The Senior Notes are subject to representations, warranties, covenants and events of default.  The master note purchase agreement contains cross-defaults if the Company defaults on the credit agreement or certain other debt. The master note purchase agreement requires that the Company maintain specified quarterly leverage and interest coverage ratios. The required leverage ratio cannot exceed 3.75x total debt to EBITDA. The required interest coverage ratio must be at least 2.75x total interest expense to EBIT. As of December 31, 2014 and 2013, the Company’s leverage ratio was 2.67x and 3.08x, respectively. As of December 31, 2014 and 2013, the Company’s interest coverage ratio was 7.94x and 6.33x, respectively.

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

Tax-Exempt Bonds

The Company’s tax-exempt bond financings are as follows:

	Type of	Interest Rate on Bond at December 31,	Maturity Date of	Outstanding Balance at December 31,		Backed by Letter of Credit
Name of Bond	Interest Rate	2014	Bond	2014	2013	(Amount)
Tehama Bond	Variable	-%	June 1, 2014	$-	$205	$-
San Jose Bond – Series 2001A	Variable	-	September 1, 2016	-	1,395	-
West Valley Bond	Variable	0.09	August 1, 2018	15,500	15,500	15,678
LeMay Washington Bond	Variable	0.07	April 1, 2033	15,930	15,930	16,126
				$31,430	$33,030	$31,804

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

In October 2013, the Company gave notice to redeem its Tehama Bond with a remaining principal balance of $205. The Company paid in full the principal and accrued interest on this bond on January 8, 2014.

In July 2014, the Company gave notice to redeem its San Jose Bond – Series 2001A with a remaining principal balance of $1,395. The Company paid in full the principal and accrued interest on this bond on September 3, 2014.

The variable-rate bonds are all remarketed weekly by a remarketing agent to effectively maintain a variable yield.  If the remarketing agent is unable to remarket the bonds, then the remarketing agent can put the bonds to the Company.  The Company obtained standby letters of credit, issued under its prior credit agreement, to guarantee repayment of the bonds in this event.  The Company classified these borrowings as long-term at December 31, 2014, because the borrowings were supported by standby letters of credit issued under the Company’s prior credit agreement, which was scheduled to mature in May 2018. The letters of credit were automatically rolled over into the credit agreement in January 2015.

As of December 31, 2014, aggregate contractual future principal payments by calendar year on long-term debt are due as follows:

2015*	$3,649
2016	101,537
2017	660,437
2018	920,918
2019	175,411
Thereafter	117,613
$1,979,565

* The Company has recorded the 2015 Notes in the 2018 category in the table above as the Company has the intent and ability to redeem the 2015 Notes on October 1, 2015 using borrowings under its credit agreement.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge.  The assumptions used in preparing the DCF model include: (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.96 to $3.41 at December 31, 2014 and from $3.79 to $4.00 at December 31, 2013.  The weighted average DOE index curve used in the DCF model was $3.04 and $3.91 at December 31, 2014 and 2013, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013, were as follows:

	Fair Value Measurement at December 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(7,094)	$-	$(7,094)	$-
Fuel hedge derivative instrument –net liability position	$(1,979)	$-	$-	$(1,979)
Restricted assets	$40,870	$-	$40,870	$-

	Fair Value Measurement at December 31, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(5,226)	$-	$(5,226)	$-
Fuel hedge derivative instrument – net asset position	$2,199	$-	$-	$2,199
Restricted assets	$32,782	$-	$32,782	$-

The following table summarizes the change in the fair value for Level 3 derivatives for the years ended December 31, 2014 and 2013:

Level 3 Derivatives
Balance as of December 31, 2012	$1,187
Unrealized gains included in AOCL	1,012
Balance as of December 31, 2013	2,199
Realized gains included in earnings	(823)
Unrealized losses included in AOCL	(3,355)
Balance as of December 31, 2014	$(1,979)

9.	OFFICE RELOCATIONS

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

COMMITMENTS

Leases

The Company leases certain facilities and certain equipment under non-cancelable operating leases for periods ranging from one to 45 years, with renewal options for certain leases.  The Company’s total rent expense under operating leases during the years ended December 31, 2014, 2013 and 2012, was $27,466, $30,893 and $19,424, respectively.

As of December 31, 2014, future minimum lease payments, by calendar year, are as follows:

2015	$17,187
2016	15,621
2017	13,953
2018	10,927
2019	9,021
Thereafter	65,544
$132,253

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

At December 31, 2014 and 2013, the Company had provided customers and various regulatory authorities with surety bonds in the aggregate amount of approximately $342,591 and $304,416, respectively, to secure its asset closure and retirement requirements and $94,385 and $89,196, respectively, to secure performance under collection contracts and landfill operating agreements.

The Company owns a 9.9% interest in a company that, among other activities, issues financial surety bonds to secure landfill final capping, closure and post-closure obligations for companies operating in the solid waste industry.  The Company accounts for this investment under the cost method of accounting.  There have been no identified events or changes in circumstances that may have a significant adverse effect on the carrying value of the investment.  This investee company and the parent company of the investee have written financial surety bonds for the Company, of which $179,204 and $163,187 were outstanding as of December 31, 2014 and 2013, respectively.  The Company’s reimbursement obligations under these bonds are secured by a pledge of its stock in the investee company.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Unconditional Purchase Obligations

At December 31, 2014, the Company’s unconditional purchase obligations consist of multiple fixed-price fuel purchase contracts under which it has 8.7 million gallons remaining to be purchased for a total of $29,024.  These fuel purchase contracts expire on or before December 31, 2015.

CONTINGENCIES

Environmental Risks

The Company expenses costs incurred to investigate and remediate environmental issues unless they extend the economic useful life of related assets. The Company records liabilities when it is probable that an obligation has been incurred and the amounts can be reasonably estimated. The remediation reserves cover anticipated costs, including remediation of environmental damage that waste facilities may have caused to neighboring landowners or residents as a result of contamination of soil, groundwater or surface water, including damage resulting from conditions existing prior to the Company’s acquisition of such facilities. The Company’s estimates are based primarily on investigations and remediation plans established by independent consultants, regulatory agencies and potentially responsible third parties. The Company does not discount remediation obligations. At December 31, 2014 and 2013, the current portion of remediation reserves was $3,023 and $3,226, respectively, which is included in Accrued liabilities in the Consolidated Balance Sheets. At December 31, 2014 and 2013, the long-term portion of remediation reserves was $725 and $725, respectively, which is included in Other long-term liabilities in the Consolidated Balance Sheets. The Company’s liabilities for remediation reserves were assumed in the R360 acquisition. Any substantial increase in the liabilities for remediation of environmental damage incurred by the Company could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of December 31, 2014, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Hudson Valley, New York TEAM Transportation Workers’ Compensation Trust

In April 2011, the Company acquired Hudson Valley Waste Holding, Inc., County Waste and Recycling Service, Inc., and their subsidiaries (collectively, the “HVC Companies”) from private owners (the “HVC Sellers”) pursuant to a stock purchase agreement dated March 31, 2011 (the “HVC Purchase Agreement”). The HVC Companies are engaged in the solid waste and recycling business in New York’s Hudson Valley. In October 2011, the Company received a letter from the New York State Workers’ Compensation Board (the “WCB”) with respect to the TEAM Transportation Workers’ Compensation Trust (the “TEAM Trust”). The TEAM Trust is a self-insured workers’ compensation program of which certain of the HVC Companies, together with approximately 760 unrelated entities, were participants. The TEAM Trust incurred deficits for a number of years leading up to 2011. In late 2010, trust members elected to close the TEAM Trust and cease all workers’ compensation coverage, effective on January 1, 2011. The October 2011 WCB letter asserted that the TEAM Trust had insufficient funds to cover outstanding claims and liabilities that preceded the trust’s closure and that, based upon the WCB’s preliminary estimates, the HVC Companies’ allocable portion of the underfunding was approximately $866. On December 7, 2011, the WCB determined that the TEAM Trust had demonstrated an inability to properly administer its liabilities, and accordingly, effective February 1, 2012, the WCB assumed the administration and final distribution of the TEAM Trust’s assets and liabilities. In February 2012 the Company notified the HVC Sellers that the failure to disclose the HVC Companies’ liability for the TEAM Trust’s underfunded obligations was a breach by the HVC Sellers of the representations and warranties contained in the HVC Purchase Agreement and that, pursuant to the terms of the HVC Purchase Agreement, the Company was seeking indemnification from the HVC Sellers for any liability that the HVC Companies may have with respect to the underfunding of the TEAM Trust. In March 2012, the HVC Sellers agreed to assume the defense of the matter but denied liability for indemnification under the HVC Purchase Agreement.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Shortly after the lawsuit was filed, the Company and the HVC Sellers commenced settlement discussions, which culminated in the parties entering into a settlement agreement, dated December 17, 2014. Through the settlement agreement, the principal owner among the HVC Sellers agreed to indemnify the Company for any damages it incurs in relation to Team Trust, including prompt payment of any trust-related assessments made by or on behalf of the WCB. In addition, the HVC Sellers have agreed to toll the statute of limitations on claims asserted in the lawsuit until the indemnification obligations are fulfilled and there is no possibility of the Company incurring further liability in relation to the TEAM Trust. In exchange, the Company filed a notice of voluntary dismissal of the lawsuit, without prejudice, on December 19, 2014, and the notice was so-ordered by the court on December 23, 2014. All of the Company’s rights under the HVC Purchase Agreement are acknowledged in the settlement agreement, and are available to the Company in the event there is nonperformance by the HVC Sellers under the settlement agreement.

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”), along with more than 100 others, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”). Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington. A group of PRPs consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site, and on December 2, 2014, the EPA issued its Record of Decision (“ROD”) describing the selected remedy. The EPA estimates the total cleanup costs (in present value dollars) at $342,000, and estimates that it will take seven years to implement the remedy. Implementation will not begin until after the ongoing Early Action Area cleanups have been completed (estimated to be in mid-2015), as well as additional baseline sampling throughout the LDW Site and the preparation of a remedial design, activities that will take a number of years. The ROD also specifies ten years of monitoring following the cleanup, and provides that if the cleanup goals have not been met by the close of this period, then additional remediation activities may be required at that time. In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a non-binding allocation of certain past and future response costs allegedly incurred at the LDW Site. The allocation process is designed to develop evidence relating to each PRP’s nexus, if any, to the LDW Site (whether or not that PRP is participating in the allocation process), for the allocator to hear arguments as to how each PRP’s nexus affects the allocation of response costs, and to determine each PRP’s share of the cleanup costs. NWCS is defending itself vigorously in this confidential process and does not anticipate being allocated material liability. The allocation process is currently scheduled to be completed in mid-2018 with the entry of cleanup implementation and cash-out settlement agreements between and amongst the PRPs and the EPA. At this point the Company is not able to determine the likelihood of any outcome in this matter.

Collective Bargaining Agreements

Five of the Company’s collective bargaining agreements have expired or are set to expire in 2015.  The Company does not expect any significant disruption in its overall business in 2015 as a result of labor negotiations, employee strikes or organizational efforts.

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

Cash Dividend

The Company’s Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2014, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.115 to $0.13 per share. Cash dividends of $58,906, $51,213 and $44,465 were paid during the years ended December 31, 2014, 2013 and 2012, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company's capital structure, the market price of the common stock and overall market conditions.  As of December 31, 2014 and 2013, the Company had repurchased in aggregate 40,032,366 and 39,865,266 shares, respectively, of its common stock at an aggregate cost of $791,357 and $784,040, respectively.  The Company did not repurchase any shares of its common stock during the year ended December 31, 2013. As of December 31, 2014, the remaining maximum dollar value of shares available for repurchase under the program was approximately $408,643.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Common Stock

Of the 126,015,473 shares of common stock authorized but unissued as of December 31, 2014, the following shares were reserved for issuance:

For outstanding restricted stock units, stock options and warrants	1,655,659
For future grants under the 2014 Incentive Award Plan	3,133,024
4,788,683

Restricted Stock Units, Performance-Based Restricted Stock Units, Stock Options and Stock Purchase Warrants

In 2004, the Company’s Board of Directors adopted the 2004 Equity Incentive Plan, currently referred to as the Third Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), which was last approved by the Company’s stockholders on May 7, 2010. A total of 7,162,500 shares of the Company’s common stock were reserved for future issuance under the 2004 Plan, all of which may have been used for grants of stock options, restricted stock, and/or restricted stock units (“RSUs”).  Participation in the 2004 Plan was limited to employees, officers, directors and consultants.  Options granted under the 2004 Plan were nonqualified stock options and had a term of no longer than five years from the date they were granted.  Restricted stock, RSUs, and options granted under the 2004 Plan generally vest in installments pursuant to a vesting schedule set forth in each agreement.  The Board of Directors authorized the granting of awards under the 2004 Plan, and determined the employees and consultants to whom such awards were to be granted, the number of shares subject to each award, and the exercise price, term, vesting schedule and other terms and conditions of each award.  The exercise prices of the options granted under the 2004 Plan were not less than the fair market value of the Company’s common stock on the date of grant.  Restricted stock awards granted under the 2004 Plan may or may not have required a cash payment from a participant to whom an award was made; RSU awards granted under the plan did not require any cash payment from the participant to whom an award was made.  No further grants may be made under the 2004 Plan as of May 16, 2014 pursuant to the Company’s stockholder approval of the 2014 Incentive Award Plan on such date.

In 2014, the Company’s Board of Directors adopted the 2014 Incentive Award Plan (the “2014 Plan”), which was approved by the Company’s stockholders on May 16, 2014. A total of 3,250,000 shares of the Company’s common stock were reserved for future issuance under the 2014 Plan, all of which may be used for grants of nonqualified stock options (“options”), warrants, restricted stock, RSUs, dividend equivalents and stock payment awards. The 2014 Plan also authorizes the granting of performance awards payable in the form of the Company’s common stock or cash, including equity awards and incentive cash bonuses that may be intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”).  Participation in the 2014 Plan is limited to employees and consultants of the Company and its subsidiaries and non-employee directors. The 2014 Plan is administered by the Company’s Board of Directors with respect to awards to non-employee directors and by its Compensation Committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of the Company’s directors and/or officers, subject to certain limitations (collectively, the “administrator”). The administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares subject to awards and to determine the terms and conditions of awards, including the number of shares subject to each award, the exercise price, term, vesting schedule and other terms and conditions of the award.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Options and warrants granted under the 2014 Plan have a term of no longer than ten years from the date they are granted.  Options, warrants, restricted stock and RSUs granted under the 2014 Plan generally vest in installments pursuant to a vesting schedule set forth in each award agreement.  The exercise prices of the options and warrants shall not be less than the fair market value of the Company’s common stock on the date of grant.  Restricted stock awards under the 2014 Plan may or may not require a cash payment from a participant to whom an award is made; RSU awards under the plan do not require any cash payment from the participant to whom an award is made.  The vesting of performance awards, including performance-based restricted stock units (“PSUs”), is dependent on one or more performance criteria determined by the administrator on a specific date or dates or over any period or periods determined by the administrator.

Restricted Stock Units

A summary of the Company’s RSU activity is presented below:

	Year Ended December 31,
	2014	2013	2012
Restricted stock units granted	504,255	574,017	635,266
Weighted average grant-date fair value of restricted stock units granted	$42.54	$34.06	$31.52
Total fair value of restricted stock units granted	$21,449	$19,550	$20,025
Restricted stock units becoming free of restrictions	563,117	543,921	662,909
Weighted average restriction period (in years)	3.9	3.9	3.2

A summary of activity related to RSUs during the year ended December 31, 2014, is presented below:

	Unvested Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2013	1,299,466	$29.98
Granted	504,255	42.54
Forfeited	(39,720)	36.98
Vested and Issued	(492,695)	27.17
Vested and Unissued	(70,422)	26.53
Outstanding at December 31, 2014	1,200,884	36.06

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs shares of the Company’s common stock underlying the deferred RSUs. At December 31, 2014, 2013 and 2012, the Company had 223,752, 163,995 and 102,477 vested deferred RSUs outstanding, respectively.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Performance-Based Restricted Stock Units

A summary of activity related to PSU’s during the year ended December 31, 2014, is presented below:

Unvested Shares
Outstanding at December 31, 2013	-
Granted	54,723
Forfeited	-
Vested	-
Outstanding at December 31, 2014	54,723

The weighted average grant-date fair value per share for the shares of common stock underlying the PSUs granted during the year ended December 31, 2014 was $42.33.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each three-year performance period. The three-year performance period for the PSU’s granted during the year ended December 31, 2014 ends on December 31, 2016.

Stock Options

The Company has stock options outstanding, vested and exercisable under equity-based compensation plans that expired in 2012. A summary of the Company’s stock option activity and related information under these plans during the year ended December 31, 2014, is presented below:

	Number of Shares (Options)	Weighted Average Exercise Price
Outstanding as of December 31, 2013	274,902	$14.36
Granted	-	-
Forfeited	-	-
Exercised	(237,902)	14.19
Outstanding as of December 31, 2014	37,000	15.45

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
$15.45	37,000	$15.45	1.1	37,000	$15.45	1.1

The aggregate intrinsic value for both options outstanding and options exercisable at December 31, 2014, was $1,056.  The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012, was $7,458, $5,729 and $6,239, respectively.  As of December 31, 2014, 2013 and 2012, a total of 37,000, 274,902 and 484,794 options to purchase common stock, respectively, were exercisable under all stock option plans.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Stock Purchase Warrants

The Company has outstanding stock purchase warrants issued under an incentive plan which expired in 2012 as well as outstanding stock purchase warrants issued under the 2014 Plan. Warrants to purchase the Company’s common stock were issued to certain consultants to the Company.  Warrants issued were fully vested and exercisable at the date of grant.  Warrants outstanding at December 31, 2014, expire between 2015 and 2019.

A summary of warrant activity during the year ended December 31, 2014, is presented below:

	Warrants	Weighted-Average Exercise Price
Outstanding at December 31, 2013	90,501	$30.92
Granted	50,403	48.33
Forfeited	(3,499)	23.12
Exercised	(3,814)	23.12
Outstanding at December 31, 2014	133,591	37.92

The following table summarizes information about warrants outstanding as of December 31, 2014 and 2013:

	Warrants		Fair Value of Warrants	Outstanding at December 31,
Grant Date	Issued	Exercise Price	Issued	2014	2013
Throughout 2010	51,627	$20.64 to $27.41	351	1,886	9,199
Throughout 2011	9,324	$27.53 to $33.14	79	9,324	9,324
Throughout 2012	71,978	$30.52 to $33.03	628	71,978	71,978
Throughout 2014	50,403	$45.62 to $49.06	276	50,403	-
				133,591	90,501

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the years ended December 31, 2014, 2013 and 2012, are as follows:

	Year Ended December 31, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$4,581	$(1,757)	$2,824
Fuel hedge amounts reclassified into cost of operations	(823)	316	(507)
Changes in fair value of interest rate swaps	(6,448)	2,478	(3,970)
Changes in fair value of fuel hedge	(3,355)	1,284	(2,071)
	$(6,045)	$2,321	$(3,724)

	Year Ended December 31, 2013
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,641	$(2,158)	$3,483
Changes in fair value of interest rate swaps	296	(108)	188
Changes in fair value of fuel hedge	1,012	(387)	625
	$6,949	$(2,653)	$4,296

	Year Ended December 31, 2012
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$5,289	$(2,010)	$3,279
Fuel hedge amounts reclassified into cost of operations	(4,513)	1,715	(2,798)
Changes in fair value of interest rate swaps	(7,333)	2,809	(4,524)
Changes in fair value of fuel hedge	2,194	(836)	1,358
	$(4,363)	$1,678	$(2,685)

A rollforward of the amounts included in AOCL, net of taxes, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$732	$(6,897)	$(6,165)
Amounts reclassified into earnings	-	3,483	3,483
Changes in fair value	625	188	813
Balance at December 31, 2013	1,357	(3,226)	(1,869)
Amounts reclassified into earnings	(507)	2,824	2,317
Changes in fair value	(2,071)	(3,970)	(6,041)
Balance at December 31, 2014	$(1,221)	$(4,372)	$(5,593)

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.	INCOME TAXES

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012, consists of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$103,332	$73,243	$65,099
State	17,972	12,993	10,655
	121,304	86,236	75,754
Deferred:
Federal	27,646	35,797	24,795
State	3,385	2,883	4,894
	31,031	38,680	29,689
Provision for income taxes	$152,335	$124,916	$105,443

The significant components of deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred income tax assets:
Accounts receivable reserves	$3,519	$2,810
Accrued expenses	34,377	31,330
Compensation	15,549	10,901
Interest rate and fuel hedges	3,479	1,158
Leases	1,178	1,308
State taxes	5,480	3,917
Contingent liabilities	25,071	19,415
Other	527	723
Gross deferred income tax assets	89,180	71,562
Less: Valuation allowance	-	-
Net deferred income tax assets	89,180	71,562

Deferred income tax liabilities:
Goodwill and other intangibles	(280,828)	(247,082)
Property and equipment	(255,512)	(242,556)
Landfill closure/post-closure	(34,277)	(30,085)
Prepaid expenses	(7,690)	(12,256)
Total deferred income tax liabilities	(578,307)	(531,979)
Net deferred income tax liability	$(489,127)	$(460,417)

During the years ended December 31, 2014, 2013 and 2012, the Company reduced its taxes payable by $11,090, $8,781 and $9,603 respectively, as a result of the exercise of non-qualified stock options, the vesting of restricted stock units, and the disqualifying disposition of incentive stock options.  The excess tax benefit associated with equity-based compensation of $7,518, $3,765 and $5,033 for the years ended December 31, 2014, 2013 and 2012, respectively, was recorded in additional paid-in capital.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The differences between the Company’s income tax provision as presented in the accompanying Consolidated Statements of Net Income and income tax provision computed at the federal statutory rate consist of the items shown in the following table as a percentage of pre-tax income:

	Years Ended December 31,
	2014	2013	2012
Income tax provision at the statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.8	3.7	3.6
Deferred income tax liability adjustments	0.3	-	1.0
Noncontrolling interests	(0.1)	-	(0.1)
Other	0.5	0.2	0.3
	39.5%	38.9%	39.8%

During the year ended December 31, 2014, the Deferred income tax liability adjustments, due primarily to the enactment of New York State’s 2014-2015 Budget Act, resulted in an increase to tax expense of $1,220. During the year ended December 31, 2012, the Deferred income tax liability adjustments, due primarily to changes in the geographical apportionment of the Company’s state income taxes associated with the R360 acquisition, resulted in an increase to tax expense of $2,602.

At December 31, 2014 and 2013, the Company did not have any significant federal or state net operating loss carryforwards.

The Company and its subsidiaries are subject to U.S. federal income tax as well as to income tax of multiple state jurisdictions.  The Company has concluded all U.S. federal income tax matters for years through 2010.  All material state and local income tax matters have been concluded for years through 2009.

The Company did not have any unrecognized tax benefits recorded at December 31, 2014, 2013 or 2012. The Company does not anticipate the total amount of unrecognized tax benefits will significantly change by December 31, 2015. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

15.	SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste.  No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through three geographic operating segments (Western, Central and Eastern), and its E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. The Company’s three geographic operating segments and its E&P segment comprise the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  The Company’s Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P segment is comprised of the Company’s E&P operations in Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, loss on prior office leases, impairments and other operating charges and other income (expense).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 15.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2014, 2013 and 2012, is shown in the following tables:

Year Ended December 31, 2014	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$920,116	$(96,194)	$823,922	$258,126	$79,907	$65,227	$1,482,474
Central	629,574	(68,094)	561,480	197,121	69,037	77,500	1,187,505
Eastern	473,983	(80,162)	393,821	116,230	53,717	60,384	852,963
E&P	314,845	(14,902)	299,943	147,261	52,709	36,608	1,609,553
Corporate(a), (d)	-	-	-	(7,434)	2,574	1,558	117,536
	$2,338,518	$(259,352)	$2,079,166	$711,304	$257,944	$241,277	$5,250,031

Year Ended December 31, 2013	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$905,764	$(99,974)	$805,790	$249,548	$81,164	$70,960	$1,487,409
Central	573,366	(62,438)	510,928	182,790	64,165	57,952	1,173,089
Eastern	447,844	(76,072)	371,772	108,173	51,546	39,703	807,124
E&P	251,651	(11,346)	240,305	111,056	44,099	34,916	1,484,501
Corporate(a), (d)	-	-	-	(228)	2,890	6,343	112,129
	$2,178,625	$(249,830)	$1,928,795	$651,339	$243,864	$209,874	$5,064,252

Year Ended December 31, 2012	Gross Revenues	Intercompany Revenues(b)	Net Revenues	Segment EBITDA(c)	Depreciation and Amortization	Capital Expenditures	Total Assets(e)
Western	$882,228	$(100,094)	$782,134	$229,427	$78,191	$64,583	$1,507,081
Central	517,916	(56,041)	461,875	164,756	54,743	51,300	1,114,479
Eastern	441,907	(75,082)	366,825	101,046	49,289	32,037	826,687
E&P	52,326	(1,542)	50,784	23,651	9,018	1,971	1,493,693
Corporate(a), (d)	-	-	-	(11,073)	2,343	3,626	134,086
	$1,894,377	$(232,759)	$1,661,618	$507,807	$193,584	$153,517	$5,076,026

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

(c)     For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in Note 1.

(d)     Corporate assets include cash, net deferred tax assets, debt issuance costs, equity investments, and corporate facility leasehold improvements and equipment.

(e)     Goodwill is included within total assets for each of the Company’s four operating segments.

The following table shows changes in goodwill during the years ended December 31, 2013 and 2014, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2012	$373,143	$430,412	$380,561	$452,441	$1,636,557
Goodwill transferred	-	(9,196)	-	9,196	-
Goodwill acquired	521	37,838	564	978	39,901
Goodwill divested	(749)	-	(555)	-	(1,304)
Balance as of December 31, 2013	372,915	459,054	380,570	462,615	1,675,154
Goodwill acquired	-	1,470	11,853	5,455	18,778
Goodwill divested	-	(143)	-	-	(143)
Balance as of December 31, 2014	$372,915	$460,381	$392,423	$468,070	$1,693,789

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company has no accumulated impairment losses associated with goodwill.

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Consolidated Statements of Net Income is as follows:

	Years ended December 31,
	2014	2013	2012
Western segment EBITDA	$258,126	$249,548	$229,427
Central segment EBITDA	197,121	182,790	164,756
Eastern segment EBITDA	116,230	108,173	101,046
E&P segment EBITDA	147,261	111,056	23,651
Subtotal reportable segments	718,738	651,567	518,880
Unallocated corporate overhead	(7,434)	(228)	(11,073)
Depreciation	(230,944)	(218,454)	(169,027)
Amortization of intangibles	(27,000)	(25,410)	(24,557)
Loss on prior office leases	-	(9,902)	-
Gain from litigation settlement	-	-	3,551
Impairments and other operating charges	(4,091)	(4,129)	(1,627)
Interest expense	(64,674)	(73,579)	(53,037)
Other income, net	1,067	1,056	1,993
Income before income tax provision	$385,662	$320,921	$265,103

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Year Ended December 31, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,289,906	$(3,593)	$1,286,313	61.9%
Solid waste disposal and transfer	617,161	(235,851)	381,310	18.3
Solid waste recycling	58,226	(2,118)	56,108	2.7
E&P waste treatment, recovery and disposal	326,934	(16,862)	310,072	14.9
Intermodal and other	46,291	(928)	45,363	2.2
Total	$2,338,518	$(259,352)	$2,079,166	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Year Ended December 31, 2013
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,219,091	$(4,304)	$1,214,787	63.0%
Solid waste disposal and transfer	579,379	(226,897)	352,482	18.3
Solid waste recycling	71,831	(6,101)	65,730	3.4
E&P waste treatment, recovery and disposal	262,286	(11,462)	250,824	13.0
Intermodal and other	46,038	(1,066)	44,972	2.3
Total	$2,178,625	$(249,830)	$1,928,795	100.0%

	Year Ended December 31, 2012
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,176,333	$(5,545)	$1,170,788	70.4%
Solid waste disposal and transfer	524,861	(215,871)	308,990	18.6
Solid waste recycling	81,512	(8,722)	72,790	4.4
E&P waste treatment, recovery and disposal	61,350	(1,542)	59,808	3.6
Intermodal and other	50,321	(1,079)	49,242	3.0
Total	$1,894,377	$(232,759)	$1,661,618	100.0%

16.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$232,525	$195,655	$159,093
Denominator:
Basic shares outstanding	124,215,346	123,597,540	121,172,381
Dilutive effect of stock options and warrants	90,334	186,006	308,681
Dilutive effect of restricted stock units	481,741	381,506	343,287
Diluted shares outstanding	124,787,421	124,165,052	121,824,349

As of December 31, 2014 and 2012, warrants to purchase 50,031 and 72,324 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.  As of December 31, 2013, all outstanding warrants were dilutive and included in the computation of diluted earnings per share. As of December 31, 2014, 2013 and 2012, all outstanding stock options were dilutive and included in the computation of diluted earnings per share.

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total employer expenses, including employer matching contributions, for the 401(k) Plans were $4,765, $4,024 and $3,304, respectively, during the years ended December 31, 2014, 2013 and 2012.  These amounts include matching contributions WCI made under the Deferred Compensation Plan, described below.

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

		Pension Protection Act Zone Status(b)		Company Contributions			Expiration Date of
Plan Name	EIN/Pension Plan Number	2014	2013	2014	2013	2012	Collective Bargaining Agreement
Western Conference of Teamsters Pension Trust	91-6145047 - 001	Green	Green	$226	$3,662	$3,591	12/15/14 to 12/31/19	(a)
Locals 302 & 612 of the IOUE - Employers Construction Industry Retirement Plan	91-6028571 - 001	Green	Green	3,852	223	221	9/30/16
				$4,078	$3,885	$3,812

(a) There is one collective bargaining agreement, representing a total of 54 employees, which expired on December 15, 2014, and is currently being negotiated for extension.

(b) The most recent Pension Protection Act zone status available in 2014 and 2013 is for the plans’ years ended December 31, 2013 and 2012, respectively.

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

Deferred Compensation Plan: Effective for compensation paid on and after July 1, 2004, the Company established a Deferred Compensation Plan for eligible employees, which was amended and restated effective January 1, 2008, January 1, 2010, September 22, 2011 and December 1, 2014 (the “Deferred Compensation Plan”).  The Deferred Compensation Plan is a non-qualified deferred compensation program under which the eligible participants, including officers and certain employees who meet a minimum salary threshold, may voluntarily elect to defer up to 80% of their base salaries and up to 100% of their bonuses, commissions and restricted stock unit grants.  Effective as of December 1, 2014, the Board of Directors determined to discontinue the option to allow eligible participants to defer restricted stock unit grants pursuant to the Deferred Compensation Plan. Members of the Company’s Board of Directors are eligible to participate in the Deferred Compensation Plan with respect to their Director fees.  Although the Company periodically contributes the amount of its obligation under the plan to a trust for the benefit of the participants, the amounts of any compensation deferred under the Deferred Compensation Plan constitute an unsecured obligation of the Company to pay the participants in the future and, as such, are subject to the claims of other creditors in the event of insolvency proceedings.  Participants may elect certain future distribution dates on which all or a portion of their accounts will be paid to them, including in the case of a change in control of the Company.  Their accounts will be distributed to them in cash, except for amounts credited with respect to deferred restricted stock unit grants, which will be distributed in shares of the Company’s common stock pursuant to the 2014 Incentive Award Plan, the Third Amended and Restated 2004 Equity Incentive Plan or any successor plan or plans.  In addition to the amount of participants’ contributions, the Company will pay participants an amount reflecting a deemed return based on the returns of various mutual funds or measurement funds selected by the participants, except in the case of restricted stock units that are deferred, which are credited to their accounts as shares of Company common stock.  The measurement funds are used only to determine the amount of return the Company pays to participants and participant funds are not actually invested in the measurement fund, nor are any shares of Company common stock acquired under the Deferred Compensation Plan.  During the year ending December 31, 2014, the Company also made matching contributions to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 6% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the WCI 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made.  In each of the two years ending December 31, 2013, the Company also made matching contributions to the Deferred Compensation Plan of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equaled 5% of the employee’s eligible compensation, less the amount of any match the Company made on behalf of the employee under the WCI 401(k) Plan, and subject to certain deferral limitations imposed by the U.S. Internal Revenue Code on 401(k) plans, except that the Company’s matching contributions under the Deferred Compensation Plan were 100% vested when made.  The Company’s total liability for deferred compensation at December 31, 2014 and 2013 was $18,614 and $15,335, respectively, which was recorded in Other long-term liabilities in the Consolidated Balance Sheets.

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

18.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table summarizes the unaudited consolidated quarterly results of operations for 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$481,710	$524,693	$546,551	$526,213
Operating income	100,589	118,716	116,011	113,952
Net income	49,223	62,900	60,284	60,921
Net income attributable to Waste Connections	49,015	62,664	60,084	60,762
Basic income per common share attributable to Waste Connections’ common stockholders	0.40	0.50	0.48	0.49
Diluted income per common share attributable to Waste Connections’ common stockholders	0.39	0.50	0.48	0.49

During the third quarter of 2014, the Company recorded an $8,445 impairment charge for property and equipment at an E&P disposal facility as a result of projected operating losses resulting from the migration of the majority of the facility’s customers to a new E&P facility that the Company owns and operates.

The following table summarizes the unaudited consolidated quarterly results of operations for 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$449,892	$489,381	$503,646	$485,877
Operating income	86,913	91,387	115,714	99,430
Net income	41,680	43,995	60,913	49,417
Net income attributable to Waste Connections	41,556	43,967	60,706	49,426
Basic income per common share attributable to Waste Connections’ common stockholders	0.34	0.36	0.49	0.40
Diluted income per common share attributable to Waste Connections’ common stockholders	0.34	0.35	0.49	0.40

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

WASTE CONNECTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

19.	SUBSEQUENT EVENTS

On February 9, 2015, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.13 per share on the Company’s common stock.  The dividend will be paid on March 16, 2015, to stockholders of record on the close of business on March 2, 2015.

Subsequent to December 31, 2014 and through the date the accompanying financial statements were issued, the Company repurchased 428,669 shares of its common stock under this program at a cost of $18,366.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2014.  In conducting our evaluation, we used the framework set forth in the report titled “Internal Control – Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the results of our evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, there has been no change to our internal control over financial reporting that occurred during the three month period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth above in Part I under “Executive Officers of the Registrant” and in the paragraph below, the information required by Item 10 has been omitted from this report, and is incorporated by reference to the sections “Election of Directors,” “Corporate Governance and Board Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC pursuant to Regulation 14A within 120 days after the end of our 2014 fiscal year.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information required by Item 11 has been omitted from this report and is incorporated by reference to the sections “Executive Compensation” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 has been omitted from this report and is incorporated by reference to the sections “Principal Stockholders” and “Equity Compensation Plan Information” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 has been omitted from this report and is incorporated by reference to the sections “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 has been omitted from this report and is incorporated by reference to the section “Appointment of Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Consolidated Financial Statements on page 64. The following Financial Statement Schedule is filed herewith on page 116 and made a part of this Report:

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

Waste Connections, Inc.

		By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date:	February 10, 2015		Chief Executive Officer and Chairman

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

Signature		Title	Date

/s/	Ronald J. Mittelstaedt	Chief Executive Officer and Chairman
	Ronald J. Mittelstaedt	(principal executive officer)	February 10, 2015

/s/	Worthing F. Jackman	Executive Vice President and Chief Financial Officer
	Worthing F. Jackman	(principal financial officer)	February 10, 2015

/s/	David G. Eddie	Senior Vice President and Chief Accounting Officer
	David G. Eddie	(principal accounting officer)	February 10, 2015

/s/	Michael W. Harlan
	Michael W. Harlan	Director	February 10, 2015

/s/	William J. Razzouk
	William J. Razzouk	Director	February 10, 2015

/s/	Robert H. Davis
	Robert H. Davis	Director	February 10, 2015

/s/	Edward E. Guillet
	Edward E. Guillet	Director	February 10, 2015

WASTE CONNECTIONS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2014, 2013 and 2012

(in thousands)

		Additions		Deductions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	(Write-offs, Net of Collections)	Balance at End of Year
Allowance for Doubtful Accounts:
Year Ended December 31, 2014	$7,348	$8,043	$-	$(6,216)	$9,175
Year Ended December 31, 2013	6,548	6,617	-	(5,817)	7,348
Year Ended December 31, 2012	6,617	5,153	-	(5,222)	6,548

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Purchase and Sale Agreement, dated as of September 16, 2012, by an among R360 Environmental Solutions, Inc. and the other Sellers named therein and WCI Holdings Co., Inc. and, for the limited purposes described therein, the Registrant (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 23, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective July 17, 2014 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 21, 2014)

4.1	Form of Common Stock Certificate (incorporated by reference to the exhibit filed with the Registrant’s Form S-1/A filed on May 6, 1998)

4.2	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

4.3	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.4	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2009)

4.5	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on November 26, 2010)

4.6	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 5, 2011)

4.7	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

4.8	Amendment No. 4 to Master Note Purchase Agreement, dated August 9, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on August 14, 2013)

10.1 +	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 13, 2000)

10.2 +	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 3, 2005)

10.3 +	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

Exhibit Number	Description of Exhibits

10.4 +	First Amended and Restated Employment Agreement between the Registrant and David G. Eddie, dated as of October 1, 2005 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on October 4, 2005)

10.5 +	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 31, 2006)

10.6 +	Employment Agreement between the Registrant and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.7 +	2002 Senior Management Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 11, 2008)

10.8 +	Consultant Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on April 23, 2008)

10.9 +	Form of Amendment to Employment Agreement between the Registrant and each of David G. Eddie, David M. Hall and Patrick J. Shea (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.10 +	Form of Amendment to Employment Agreement between the Registrant and James M. Little (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.11 +	Form of Amendment to Employment Agreement between the Registrant and Eric O. Hansen (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 10, 2009)

10.12 +	Employment Agreement between the Registrant and Rick Wojahn, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.13 +	Employment Agreement between the Registrant and Scott Schreiber, dated as of February 9, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on May 8, 2009)

10.14 +	Amended and Restated Compensation Plan for Independent Directors, dated January 1, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 1, 2013)

10.15 +	Employment Agreement between the Registrant and Greg Thibodeaux, dated as of July 1, 2000 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

10.16 +	Form of Amendment to Employment Agreement between the Registrant and Greg Thibodeaux (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 9, 2011)

10.17 + *	Nonqualified Deferred Compensation Plan, amended and restated as of December 1, 2014

10.18 +	Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

Exhibit Number	Description of Exhibits

10.19 +	Separation Benefits Plan and Employment Agreement by and between the Registrant and Ronald J. Mittelstaedt, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.20 +	Separation Benefits Plan, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.21 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Steven F. Bouck, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.22 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Worthing F. Jackman, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.23 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Darrell W. Chambliss, effective February 13, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K/A filed on February 27, 2012)

10.24 +	Employment Agreement between the Registrant and Matthew Black, dated as of March 1, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on April 26, 2012)

10.25 +	Employment Agreement between the Registrant and Mary Anne Whitney, dated as of March 1, 2012 (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on April 26, 2012)

10.26 +	Employment Agreement between the Registrant and Susan Netherton, dated as of July 23, 2013 (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on October 23, 2013)

10.27 +	2014 Incentive Award Plan (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on May 19, 2014)

10.28 +	Form Grant Agreement for Performance-Based Restricted Stock Units (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on May 19, 2014)

10.29 +	Form Warrant to Purchase Common Stock pursuant to 2014 Incentive Award Plan (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on July 21, 2014)

10.30 +	Form Grant Agreement for Restricted Stock Units pursuant to 2014 Incentive Award Plan (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on October 22, 2014)

10.31 +	Employment Agreement between the Registrant and Robert Cloninger, dated as of August 1, 2014 (incorporated by reference to the exhibit filed with the Registrant's Form 10-Q filed on October 22, 2014)

10.32	Term Loan Agreement, dated as of October 25, 2012 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on March 1, 2013)

10.33	First Amendment to Term Loan Agreement, dated as of May 6, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

10.34	Second Amended and Restated Credit Agreement, dated as of May 6, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

10.35	Revolving Credit and Term Loan Agreement, dated as of January 26, 2015 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on January 30, 2015)

12.1 *	Statement regarding Computation of Ratios

21.1 *	Subsidiaries of the Registrant

23.1 *	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Description of Exhibits

24.1 *	Power of Attorney (see signature page of this Annual Report on Form 10-K)

31.1 *	Certification of Chief Executive Officer

31.2 *	Certification of Chief Financial Officer

32.1 *	Certificate of Chief Executive Officer and Chief Financial Officer

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

