Form 10-Q
period 2015-03-31
Waste Connections, Inc.
filed 2015-04-28
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 20, 2015:      123,863,782 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$15,734	$14,353
Accounts receivable, net of allowance for doubtful accounts of $8,615 and $9,175 at March 31, 2015 and December 31, 2014, respectively	250,431	259,969
Deferred income taxes	38,405	49,508
Prepaid expenses and other current assets	31,905	42,314
Total current assets	336,475	366,144

Property and equipment, net	2,597,232	2,594,205
Goodwill	1,721,759	1,693,789
Intangible assets, net	544,778	509,995
Restricted assets	42,161	40,841
Other assets, net	37,169	36,661
	$5,279,574	$5,241,635
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$108,000	$120,717
Book overdraft	12,471	12,446
Accrued liabilities	125,080	120,947
Deferred revenue	83,678	80,915
Current portion of contingent consideration	23,962	21,637
Current portion of long-term debt and notes payable	3,917	3,649
Total current liabilities	357,108	360,311

Long-term debt and notes payable	1,983,854	1,967,520
Long-term portion of contingent consideration	48,486	48,528
Other long-term liabilities	97,922	92,900
Deferred income taxes	543,621	538,635
Total liabilities	3,030,991	3,007,894

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,863,782 and 123,984,527 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,239	1,240
Additional paid-in capital	792,925	811,289
Accumulated other comprehensive loss	(8,268)	(5,593)
Retained earnings	1,456,917	1,421,249
Total Waste Connections’ equity	2,242,813	2,228,185
Noncontrolling interest in subsidiaries	5,770	5,556
Total equity	2,248,583	2,233,741
	$5,279,574	$5,241,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
Revenues	$506,100	$481,710
Operating expenses:
Cost of operations	281,123	263,061
Selling, general and administrative	58,144	55,647
Depreciation	57,307	55,817
Amortization of intangibles	6,999	6,737
Impairments and other operating charges	662	525
Operating income	101,865	99,923

Interest expense	(15,697)	(16,910)
Other income (expense), net	(220)	142
Income before income tax provision	85,948	83,155
Income tax provision	(33,867)	(33,932)
Net income	52,081	49,223
Less: Net income attributable to noncontrolling interests	(257)	(208)
Net income attributable to Waste Connections	$51,824	$49,015
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.42	$0.40
Diluted	$0.42	$0.39
Shares used in the per share calculations:
Basic	124,008,687	123,963,001
Diluted	124,367,668	124,714,097

Cash dividends per common share	$0.13	$0.115

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2015	2014
Net income	$52,081	$49,223

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,036	1,068
Fuel hedge amounts reclassified into cost of operations	614	(323)
Changes in fair value of interest rate swaps	(5,473)	(294)
Changes in fair value of the fuel hedge	(516)	(285)
Other comprehensive income (loss), before tax	(4,339)	166
Income tax (expense) benefit related to items of other comprehensive income (loss)	1,664	(61)
Other comprehensive income (loss), net of tax	(2,675)	105
Comprehensive income	49,406	49,328
Less: Comprehensive income attributable to noncontrolling interests	(257)	(208)
Comprehensive income attributable to Waste Connections	$49,149	$49,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2014	123,984,527	$1,240	$811,289	$(5,593)	$1,421,249	$5,556	$2,233,741
Vesting of restricted stock units	422,902	4	(4)	-	-	-	-
Restricted stock units released from deferred compensation plan	13,652	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(135,531)	(1)	(6,298)	-	-	-	(6,299)
Equity-based compensation	-	-	4,821	-	-	-	4,821
Exercise of warrants	6,901	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	1,479	-	-	-	1,479
Repurchase of common stock	(428,669)	(4)	(18,362)	-	-	-	(18,366)
Cash dividends on common stock	-	-	-	-	(16,156)	-	(16,156)
Amounts reclassified into earnings, net of taxes	-	-	-	1,017	-	-	1,017
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(3,692)	-	-	(3,692)
Distributions to noncontrolling interests	-	-	-	-	-	(43)	(43)
Net income	-	-	-	-	51,824	257	52,081
Balances at March 31, 2015	123,863,782	$1,239	$792,925	$(8,268)	$1,456,917	$5,770	$2,248,583

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$52,081	$49,223
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets and impairments	(241)	(141)
Depreciation	57,307	55,817
Amortization of intangibles	6,999	6,737
Deferred income taxes, net of acquisitions	17,753	9,844
Amortization of debt issuance costs	1,169	808
Equity-based compensation	4,821	4,169
Interest income on restricted assets	(117)	(103)
Interest accretion	1,914	1,213
Excess tax benefit associated with equity-based compensation	(1,479)	(5,060)
Adjustments to contingent consideration not settled in cash	903	666
Net change in operating assets and liabilities, net of acquisitions	21,461	21,784
Net cash provided by operating activities	162,571	144,957

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(90,849)	(27,215)
Proceeds from adjustment to acquisition consideration	-	843
Capital expenditures for property and equipment	(41,706)	(35,592)
Proceeds from disposal of assets	598	1,312
Change in restricted assets, net of interest income	(1,202)	(1,966)
Other	985	91
Net cash used in investing activities	(132,174)	(62,527)

Cash flows from financing activities:
Proceeds from long-term debt	263,000	65,000
Principal payments on notes payable and long-term debt	(249,624)	(129,101)
Payment of contingent consideration recorded at acquisition date	-	(506)
Change in book overdraft	25	135
Proceeds from option and warrant exercises	-	529
Excess tax benefit associated with equity-based compensation	1,479	5,060
Payments for repurchase of common stock	(18,366)	-
Payments for cash dividends	(16,156)	(14,242)
Tax withholdings related to net share settlements of restricted stock units	(6,299)	(6,671)
Distributions to noncontrolling interests	(43)	(371)
Debt issuance costs	(3,032)	-
Net cash used in financing activities	(29,016)	(80,167)

Net increase in cash and equivalents	1,381	2,263
Cash and equivalents at beginning of period	14,353	13,591
Cash and equivalents at end of period	$15,734	$15,854

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$7,919	$2,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.          BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2015 and 2014.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

2.          NEW ACCOUNTING STANDARDS

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. In April 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that changes the threshold for reporting discontinued operations and adds new disclosures. The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and "represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results." For disposals of individually significant components that do not qualify as discontinued operations, an entity must disclose pre-tax earnings of the disposed component. For public business entities, this guidance is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company adopted this guidance as of January 1, 2015. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

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

Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

adoption is permitted for financial statements that have not been previously issued. The new guidance has been applied on a retrospective basis. The Company early adopted this guidance effective January 1, 2015.

3.          RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2015 presentation.

4.          LANDFILL ACCOUNTING

At March 31, 2015, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, nine exploration and production (“E&P”) waste landfills, which only accept E&P waste, and eight non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At March 31, 2015, the Company’s landfills consisted of 49 owned landfills, five landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $1,718,237 at March 31, 2015.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

The Company’s internal and third-party engineers perform surveys at least annually to estimate the remaining disposal capacity at its landfills.  Many of the Company’s existing landfills have the potential for expanded disposal capacity beyond the amount currently permitted.  The Company’s landfill depletion rates are based on the remaining disposal capacity, considering both permitted and probable expansion airspace, at the landfills it owns and landfills it operates, but does not own, under life-of-site agreements.  The Company’s landfill depletion rate is based on the term of the operating agreement at its operated landfill that has capitalized expenditures. Expansion airspace consists of additional disposal capacity being pursued through means of an expansion that has not yet been permitted.  Expansion airspace that meets certain criteria is included in the estimate of total landfill airspace.

Based on remaining permitted capacity as of March 31, 2015, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 35 years.  As of March 31, 2015, the Company is seeking to expand permitted capacity at seven of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 41 years, with lives ranging from approximately 2 to 184 years.

During the three months ended March 31, 2015 and 2014, the Company expensed $18,849 and $19,071, respectively, or an average of $4.13 and $4.20 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2015 and 2014 “layers” for final capping, closure and post-closure obligations was 4.75% and 5.75%, respectively, which reflects the Company’s long-term cost of borrowing as of the end of 2014 and 2013.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2015 and 2014. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the three months ended March 31, 2015 and 2014, the Company expensed $901 and $823, respectively, or an average of $0.20 and $0.18 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2014 to March 31, 2015:

Final capping, closure and post-closure liability at December 31, 2014	$61,500
Adjustments to final capping, closure and post-closure liabilities	(743)
Liabilities incurred	1,067
Accretion expense associated with landfill obligations	901
Closure payments	(46)
Final capping, closure and post-closure liability at March 31, 2015	$62,679

The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2015, $39,336 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

5.          LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Revolver under new credit agreement, bearing interest ranging from 1.37% to 3.45%*	$554,000	$-
Term loan under new credit agreement, bearing interest at 1.37%*	800,000	-
Revolver under prior credit agreement	-	680,000
Prior term loan agreement	-	660,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.06% to 0.09%*	31,430	31,430
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	12,600	8,135
	1,998,030	1,979,565
Less – current portion	(3,917)	(3,649)
Less – debt issuance costs	(10,259)	(8,396)
	$1,983,854	$1,967,520

*Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2015.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

New Revolving Credit and Term Loan Agreement

On January 26, 2015, the Company entered into a new revolving credit and term loan agreement (the “credit agreement”) with Bank of America, N.A., as Administrative Agent, and the other lenders from time to time party thereto (the “Lenders”) which refinanced and replaced the Company’s prior credit agreement and its prior term loan agreement. The credit agreement has a scheduled maturity date of January 24, 2020.

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

Amendment No. 5 to Master Note Purchase Agreement

On February 20, 2015, the Company entered into Amendment No. 5 to the Master Note Purchase Agreement, dated July 15, 2008, as amended, which (i) increases the aggregate amount of permitted investments in other lines of business from $50,000 to $100,000 and (ii) increases the limit on certain restricted payments, including dividends and share repurchases, in any fiscal year from $200,000 to $300,000 (which limit applies whenever the leverage ratio exceeds 3.0 to 1.0). The Company’s 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes and 2021 Notes were issued under the Master Note Purchase Agreement.

6.          ACQUISITIONS

In January 2015, the Company acquired Shale Gas Services, LLC (“Shale Gas”), which owns two E&P waste stream treatment and recycling operations in Arkansas and Texas, for cash consideration of $41,000 and potential future contingent consideration. The contingent consideration would be paid to the former owners of Shale Gas based on the achievement of certain operating targets for the acquired operations, as specified in the membership purchase agreement, over a two-year period following the close of the acquisition. The Company used probability assessments of the expected future cash flows and determined that no liability for payment of future contingent consideration existed as of the acquisition close date.

In March 2015, the Company acquired DNCS Properties, LLC (“DNCS”), which owns land and permits to construct and operate an E&P waste facility in the Permian Basin, for cash consideration of $30,000 and a long-term note issued to the former owners of

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

DNCS with a fair value of $5,088. The long-term note requires ten annual principal payments of $500, followed by an additional ten annual principal payments of $250, for total future cash payments of $7,500. The fair value of the long-term note was determined by applying a discount rate of 4.75% to the payments over the 20-year payment period.

The Company also acquired four individually immaterial non-hazardous solid waste collection businesses during the three months ended March 31, 2015.

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

During the three months ended March 31, 2015 and 2014, the Company incurred $512 and $258, respectively, of acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

7.          INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$197,096	$(54,447)	$142,649
Customer lists	163,498	(82,650)	80,848
Permits and non-competition agreements	78,440	(12,058)	66,382
	439,034	(149,155)	289,879
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	152,761
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	254,899	-	254,899
Intangible assets, exclusive of goodwill	$693,933	$(149,155)	$544,778

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the three months ended March 31, 2015 was 10.0 years. The weighted-average amortization period of customer lists acquired during the three months ended March 31, 2015 was 5.7 years. The weighted-average amortization period of finite-lived permits acquired during the three months ended March 31, 2015 was 38.1 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$195,676	$(52,448)	$143,228
Customer lists	161,463	(77,931)	83,532
Permits and non-competition agreements	41,369	(11,777)	29,592
	398,508	(142,156)	256,352
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$652,151	$(142,156)	$509,995

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2015	$28,484
For the year ending December 31, 2016	$24,608
For the year ending December 31, 2017	$22,547
For the year ending December 31, 2018	$21,621
For the year ending December 31, 2019	$17,034

8.          SEGMENT REPORTING

The Company’s revenues are generated from the collection, transfer, recycling and disposal of non-hazardous solid waste and the treatment, recovery and disposal of non-hazardous E&P waste.  No single contract or customer accounted for more than 10% of the Company’s total revenues at the consolidated or reportable segment level during the periods presented.

The Company manages its operations through three geographic operating segments (Western, Central and Eastern) and its E&P segment, which includes the majority of the Company’s E&P waste treatment and disposal operations. The Company’s three geographic operating segments and its E&P segment comprise the Company’s reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  The Company’s Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; the Company’s Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and the Company’s Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P segment is comprised of the Company’s E&P operations in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating charges and other income (expense).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 8.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2015 and 2014, is shown in the following tables:

Three Months Ended March 31, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$229,065	$(23,439)	$205,626	$68,892
Central	150,546	(15,611)	134,935	47,350
Eastern	117,099	(19,075)	98,024	30,072
E&P	70,854	(3,339)	67,515	20,976
Corporate(a)	-	-	-	(457)
	$567,564	$(61,464)	$506,100	$166,833

Three Months Ended March 31, 2014	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$217,603	$(22,248)	$195,355	$62,492
Central	143,384	(14,317)	129,067	45,843
Eastern	109,367	(18,041)	91,326	27,137
E&P	70,306	(4,344)	65,962	31,479
Corporate(a)	-	-	-	(3,949)
	$540,660	$(58,950)	$481,710	$163,002

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the three months ended March 31, 2015 and 2014, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2014	$372,915	$460,381	$392,423	$468,070	$1,693,789
Goodwill acquired	-	590	6,497	20,910	27,997
Goodwill adjustments	(27)	-	-	-	(27)
Balance as of March 31, 2015	$372,888	$460,971	$398,920	$488,980	$1,721,759

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2013	$372,915	$459,054	$380,570	$462,615	$1,675,154
Goodwill adjustments	-	(843)	(1)	-	(844)
Balance as of March 31, 2014	$372,915	$458,211	$380,569	$462,615	$1,674,310

The Company has no accumulated impairment losses associated with goodwill.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended March 31,
	2015	2014
Western segment EBITDA	$68,892	$62,492
Central segment EBITDA	47,350	45,843
Eastern segment EBITDA	30,072	27,137
E&P segment EBITDA	20,976	31,479
Subtotal reportable segments	167,290	166,951
Unallocated corporate overhead	(457)	(3,949)
Depreciation	(57,307)	(55,817)
Amortization of intangibles	(6,999)	(6,737)
Impairments and other operating charges	(662)	(525)
Interest expense	(15,697)	(16,910)
Other income (expense), net	(220)	142
Income before income tax provision	$85,948	$83,155

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended March 31, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$327,005	$(919)	$326,086	57.6%
Solid waste disposal and transfer	142,430	(56,326)	86,104	25.1
Solid waste recycling	11,069	(221)	10,848	1.9
E&P waste treatment, recovery and disposal	72,556	(3,998)	68,558	12.8
Intermodal and other	14,504	-	14,504	2.6
Total	$567,564	$(61,464)	$506,100	100.0%

	Three months ended March 31, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$306,003	$(847)	$305,156	56.6%
Solid waste disposal and transfer	135,563	(52,508)	83,055	25.1
Solid waste recycling	14,904	(619)	14,285	2.7
E&P waste treatment, recovery and disposal	73,318	(4,765)	68,553	13.6
Intermodal and other	10,872	(211)	10,661	2.0
Total	$540,660	$(58,950)	$481,710	100.0%

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its prior credit agreement and credit agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2015 were specifically designated to the Company’s credit agreement and accounted for as cash flow hedges.

At March 31, 2015, the Company’s derivative instruments included six interest rate swap agreements as follows:

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

At March 31, 2015, the Company’s derivative instruments included one fuel hedge agreement as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2015, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$-	Accrued liabilities(a)	$(4,828)
			Other long-term liabilities	(6,703)

Fuel hedge		-	Accrued liabilities(b)	(1,881)
Total derivatives designated as cash flow hedges		$-		$(13,412)

____________________

(a)          Represents the estimated amount of the existing unrealized losses on interest rate swaps as of March 31, 2015 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)          Represents the estimated amount of the existing unrealized losses on the fuel hedge as of March 31, 2015 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2014, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$250	Accrued liabilities	$(4,044)
			Other long-term liabilities	(3,300)

Fuel hedge			Accrued liabilities	(1,979)
Total derivatives designated as cash flow hedges		$250		$(9,323)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the three months ended March 31, 2015 and 2014:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Interest rate swaps	$(3,374)	$(176)	Interest expense	$638	$658
Fuel hedge	(318)	(178)	Cost of operations	379	(199)
Total	$(3,692)	$(354)		$1,017	$459

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

The Company measures and records ineffectiveness on the fuel hedge in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contract.  There was no significant ineffectiveness recognized on the fuel hedge during the three months ended March 31, 2015 and 2014.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income and AOCL.

10.         FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and a fuel hedge.  As of March 31, 2015 and December 31, 2014, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2015 and December 31, 2014, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2015 and December 31, 2014, are as follows:

	Carrying Value at		Fair Value* at
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
6.22% Senior Notes due 2015	$175,000	$175,000	$179,448	$181,476
3.30% Senior Notes due 2016	$100,000	$100,000	$102,054	$102,253
4.00% Senior Notes due 2018	$50,000	$50,000	$52,929	$52,500
5.25% Senior Notes due 2019	$175,000	$175,000	$195,981	$192,974
4.64% Senior Notes due 2021	$100,000	$100,000	$110,451	$108,088

______________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedge and restricted assets, refer to Note 12.

11.         NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$51,824	$49,015

Denominator:
Basic shares outstanding	124,008,687	123,963,001
Dilutive effect of stock options and warrants	41,770	137,594
Dilutive effect of restricted stock units	317,211	613,502
Diluted shares outstanding	124,367,668	124,714,097

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

For the three months ended March 31, 2015, stock options and warrants to purchase 50,898 shares of common stock were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the three months ended March 31, 2014, all outstanding stock options and warrants were dilutive and included in the computation of diluted earnings per share.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and a pay-fixed, receive-variable diesel fuel hedge.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedge.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contract.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.86 to $2.93 at March 31, 2015 and from $2.96 to $3.41 at December 31, 2014. The weighted average DOE index curve used in the DCF model was $2.90 and $3.04 at March 31, 2015 and December 31, 2014, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedge, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014, were as follows:

	Fair Value Measurement at March 31, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(11,531)	$-	$(11,531)	$-
Fuel hedge derivative instrument – net liability position	$(1,881)	$-	$-	$(1,881)
Restricted assets	$41,704	$-	$41,704	$-
Contingent consideration	$(72,448)	$-	$-	$(72,448)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(7,094)	$-	$(7,094)	$-
Fuel hedge derivative instrument – net liability position	$(1,979)	$-	$-	$(1,979)
Restricted assets	$40,870	$-	$40,870	$-
Contingent consideration	$(70,165)	$-	$-	$(70,165)

  The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2015:

Level 3 Derivatives
Balance as of December 31, 2014	$(1,979)
Realized losses included in earnings	614
Unrealized losses included in AOCL	(516)
Balance as of March 31, 2015	$(1,881)

The following table summarizes the change in the fair value for Level 3 derivatives for the three months ended March 31, 2014:

Level 3 Derivatives
Balance as of December 31, 2013	$2,199
Realized gains included in earnings	(323)
Unrealized losses included in AOCL	(285)
Balance as of March 31, 2014	$1,591

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.         OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and the fuel hedge that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2015 and 2014, are as follows:

	Three months ended March 31, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,036	$(398)	$638
Fuel hedge amounts reclassified into cost of operations	614	(235)	379
Changes in fair value of interest rate swaps	(5,473)	2,099	(3,374)
Changes in fair value of fuel hedge	(516)	198	(318)
	$(4,339)	$1,664	$(2,675)

	Three months ended March 31, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,068	$(410)	$658
Fuel hedge amounts reclassified into cost of operations	(323)	124	(199)
Changes in fair value of interest rate swaps	(294)	118	(176)
Changes in fair value of fuel hedge	(285)	107	(178)
	$166	$(61)	$105

A rollforward of the amounts included in AOCL, net of taxes, for the three months ended March 31, 2015 and 2014, is as follows:

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,221)	$(4,372)	$(5,593)
Amounts reclassified into earnings	379	638	1,017
Changes in fair value	(318)	(3,374)	(3,692)
Balance at March 31, 2015	$(1,160)	$(7,108)	$(8,268)

	Fuel Hedge	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,357	$(3,226)	$(1,869)
Amounts reclassified into earnings	(199)	658	459
Changes in fair value	(178)	(176)	(354)
Balance at March 31, 2014	$980	$(2,744)	$(1,764)

See Note 9 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.         STOCKHOLDERS' EQUITY

Stock-Based Compensation

Restricted Stock Units

A summary of activity related to restricted stock units (“RSUs”) during the three month period ended March 31, 2015, is presented below:

Unvested Shares
Outstanding at December 31, 2014	1,200,884
Granted	327,884
Forfeited	(7,487)
Vested and Issued	(422,902)
Vested and Unissued	(46,521)
Outstanding at March 31, 2015	1,051,858

The weighted average grant-date fair value per share for the shares of common stock underlying the RSUs granted during the three month period ended March 31, 2015 was $46.43.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs shares of the Company’s common stock underlying the deferred RSUs. At March 31, 2015 and 2014, the Company had 256,621 and 223,752 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Stock Units

A summary of activity related to performance-based restricted stock units (“PSUs”) during the three month period ended March 31, 2015, is presented below:

Unvested Shares
Outstanding at December 31, 2014	54,723
Granted	238,690
Outstanding at March 31, 2015	293,413

During the three months ended March 31, 2015, the Compensation Committee granted PSUs to the Company’s executive officers with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2017.  During the same period, the Compensation Committee also granted PSUs to the Company’s executive officers and non-executive officers with a new one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the shares of common stock underlying all PSUs granted during the three month period ended March 31, 2015 was $46.47.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the three months ended March 31, 2015, the Company repurchased 428,669 shares of its common stock at an aggregate cost of $18,366. During the three months ended March 31, 2014, the Company did not repurchase any shares of its common stock. As of March 31, 2015, the remaining maximum dollar value of shares available for repurchase under the program was approximately $390,277.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2014, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.115 to $0.13 per share. Cash dividends of $16,156 and $14,242 were paid during the three months ended March 31, 2015 and 2014, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of March 31, 2015, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

On February 7, 2012, the County issued a Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012. The lawsuit followed on March 5, 2012. MDSI answered the complaint and asserted a claim against the County for wrongful termination of the contracts. On October 31, 2012, MDSI ceased providing services and vacated the County premises. The case is set for trial in Fresno in September 2015.

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

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”), along with more than 100 others, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”). Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington. A group of PRPs consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site, and on December 2, 2014, the EPA issued its Record of Decision (“ROD”) describing the selected remedy. The EPA estimates the total cleanup costs (in present value dollars) at $342,000, and estimates that it will take seven years to implement the remedy. Implementation will not begin until after the ongoing Early Action Area cleanups have been completed (estimated to be in mid-2015), as well as additional baseline sampling throughout the LDW Site and the preparation of a remedial design, activities that will take a number of years. The ROD also specifies ten years of monitoring following the cleanup, and provides that if the cleanup goals have not been met by the close of this period, then additional remediation activities may be required at that time. In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a non-binding allocation of certain past and future response costs allegedly incurred at the LDW Site. The allocation process is designed to develop evidence relating to each PRP’s nexus, if any, to the LDW Site (whether or not that PRP is participating in the allocation process), for the allocator to hear arguments as to how each PRP’s nexus affects the allocation of response costs, and to determine each PRP’s share of the cleanup costs. NWCS is defending itself vigorously in this confidential allocation process and does not anticipate being allocated material liability. The allocation process is currently scheduled to be completed in mid-2018 with the entry of cleanup implementation and cash-out settlement agreements between and amongst the PRPs and the EPA. At this point the Company is not able to determine the likelihood of any outcome in this matter.

16.  SUBSEQUENT EVENT

On April 16, 2015, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.13 per share on the Company’s common stock.  The dividend will be paid on May 14, 2015, to stockholders of record on the close of business on April 30, 2015.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit agreement or raise additional capital, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity, our expectations with respect to our stock repurchase program and future dividend payments, our expectations with respect to the outcomes of our legal proceedings and our expectations with respect to the purchase of fuel and fuel prices.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Negative trends or volatility in crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;

•	Our results are vulnerable to economic conditions;

•	Our E&P waste business depends on the willingness of E&P companies to outsource their waste services activities;

•	Our industry is highly competitive and includes larger and better capitalized companies, companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose volume;

•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;

•	We have limited experience in running an E&P waste treatment, recovery and disposal business;

•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline;

•	Increases in labor costs could impact our financial results;

•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;

•	Labor union activity could divert management attention and adversely affect our operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	Our financial results could be adversely affected by impairments of goodwill or indefinite-lived intangibles;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;

•	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas production by our customers, which could adversely impact our business;

•	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive regulations that govern the design, operation and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that adversely affect our operating results;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings; and

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer.

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

As of March 31, 2015, we served residential, commercial, industrial and E&P customers in 32 states:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of March 31, 2015, we owned or operated a network of 149 solid waste collection operations; 69 transfer stations; seven intermodal facilities, 35 recycling operations, 59 active MSW, E&P and/or non-MSW landfills, 24 E&P liquid waste injection wells, 21 E&P waste treatment and recovery facilities and 24 oil recovery facilities.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2015		2014
Revenues	$506,100	100.0%	$481,710	100.0%
Cost of operations	281,123	55.6	263,061	54.6
Selling, general and administrative	58,144	11.5	55,647	11.5
Depreciation	57,307	11.3	55,817	11.6
Amortization of intangibles	6,999	1.4	6,737	1.4
Impairments and other operating charges	662	0.1	525	0.1
Operating income	101,865	20.1	99,923	20.8

Interest expense	(15,697)	(3.1)	(16,910)	(3.5)
Other income (expense), net	(220)	0.0	142	0.0
Income tax provision	(33,867)	(6.7)	(33,932)	(7.0)
Net income attributable to noncontrolling interests	(257)	(0.1)	(208)	(0.1)
Net income attributable to Waste Connections	$51,824	10.2%	$49,015	10.2%

Revenues.  Total revenues increased $24.4 million, or 5.1%, to $506.1 million for the three months ended March 31, 2015, from $481.7 million for the three months ended March 31, 2014.

During the three months ended March 31, 2015, incremental revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2014, increased revenues by approximately $14.3 million. Operations divested during, or subsequent to, the three months ended March 31, 2014, decreased revenues by approximately $0.4 million.

During the three months ended March 31, 2015, the net increase in core prices charged to our solid waste customers was $11.7 million.

During the three months ended March 31, 2015, volume increases in our existing business increased solid waste revenues by $6.5 million from increases in commercial collection, roll off collection and transfer station volumes resulting from increased construction and general economic activity in our markets. During the three months ended March 31, 2015, E&P disposal facilities which opened, or significantly increased the scale of their operations, subsequent to March 31, 2014 increased E&P revenues by $3.7 million. During the three months ended March 31, 2015, E&P revenues at all other sites owned or fully-operated in each of the comparable periods decreased by a total of $11.6 million as the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Further or sustained declines in commodity prices may lead to further reductions in drilling activities by our E&P customers and further declines in our E&P volumes and revenues.

During the three months ended March 31, 2015, the closure of a recycling operation in our Western segment decreased revenues by $1.8 million. Revenues from sales of recyclable commodities at all other facilities owned during the three months ended March 31, 2015 and 2014 decreased $1.7 million due primarily to decreased overseas demand for recyclable commodities.

During the three months ended March 31, 2015, intermodal revenues increased $3.7 million due to cargo volume from a new large intermodal customer and higher cargo volume with existing customers.

Cost of Operations.  Total cost of operations increased $18.0 million, or 6.9%, to $281.1 million for the three months ended March 31, 2015, from $263.1 million for the three months ended March 31, 2014.  The increase was primarily the result of $7.5 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended March 31, 2014, an increase in labor expenses of $4.2 million due primarily to employee pay rate increases and headcount increases to support new facilities, an increase of $3.9 million for additional material handling, transportation and disposal expenses at an E&P disposal operation in New Mexico resulting from heavy precipitation causing significant on-site flooding and other surface damage, an increase in third-party disposal expense of $2.1 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of

$2.0 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.9 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in rail transportation expenses at our intermodal operations of $1.7 million due to increased rail cargo volume, an increase of $1.5 million due to start-up related expenses at two new E&P disposal facilities that are expected to be fully operational subsequent to March 31, 2015, an increase of $1.1 million for E&P treatment cell remediation at an E&P disposal operation in New Mexico and $0.5 million of other net expense increases, partially offset by a decrease in fuel expense of $6.0 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $2.4 million due primarily to adjustments to projected losses on prior period claims.

Cost of operations as a percentage of revenues increased 1.0 percentage point to 55.6% for the three months ended March 31, 2015, from 54.6% for the three months ended March 31, 2014.  The increase as a percentage of revenues was comprised of a combined 1.0 percentage point increase from additional material handling, transportation, disposal and remediation work at two of our E&P disposal sites in New Mexico, a 0.5 percentage point increase associated with increased labor expenses, a 0.3 percentage point increase from higher third-party trucking expenses, a 0.3 percentage point increase in truck, container, equipment and facility maintenance and repair expenses, a 0.3 percentage point increase in rail transportation expenses at our intermodal operations, a 0.3 percentage point increase in third-party disposal expenses and a 0.3 percentage point increase associated with start-up related expenses at two new E&P disposal facilities that are expected to be fully operational subsequent to March 31, 2015, partially offset by a 1.3 percentage point decrease in fuel expense, a 0.5 percentage point decrease in auto, workers’ compensation and property claims expense and a 0.2 percentage point decrease from other net expense decreases.

SG&A.  SG&A expenses increased $2.5 million, or 4.5%, to $58.1 million for the three months ended March 31, 2015, from $55.6 million for the three months ended March 31, 2014.  The increase was primarily the result of $1.1 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the three months ended March 31, 2014, an increase in equity-based compensation expense of $0.6 million associated with an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, an increase in employee training and travel expenses of $0.6 million, an increase in professional fees of $0.5 million due primarily to increased expenses for external accounting services, employee recruitment services and sales consulting services, an increase in payroll and payroll-related expenses of $0.5 million primarily related to annual compensation increases, an increase in direct acquisition expenses of $0.3 million due to an increase in acquisition activity, an increase in deferred compensation expense of $0.2 million as a result of increases in the market value of investments to which employee deferred compensation liability balances are tracked and $0.1 million of other net expense increases, partially offset by a decrease in accrued cash incentive compensation expense of $1.4 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period.

SG&A expenses as a percentage of revenues were unchanged at 11.5% for the three months ended March 31, 2015 and 2014 as a result of the decrease from lower cash incentive compensation expense being offset by increased equity-based compensation expenses, professional fees and employee training and travel expenses.

Depreciation.  Depreciation expense increased $1.5 million, or 2.7%, to $57.3 million for the three months ended March 31, 2015, from $55.8 million for the three months ended March 31, 2014.  The increase was primarily the result of $1.4 million of additional depreciation and depletion expense from acquisitions closed during, or subsequent to, the three months ended March 31, 2014, an increase in depletion expense of $1.0 million at our existing solid waste landfills due primarily to an increase in volumes and an increase in depreciation expense of $0.3 million associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by a $1.2 million decrease in depletion expense at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense as a percentage of revenues decreased 0.3 percentage points to 11.3% for the three months ended March 31, 2015, from 11.6% for the three months ended March 31, 2014. The decrease as a percentage of revenues was due primarily to the decrease in depletion expense at our E&P disposal operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.3 million, or 3.9%, to $7.0 million for the three months ended March 31, 2015, from $6.7 million for the three months ended March 31, 2014. The increase was attributable to additional amortization expense during the three months ended March 31, 2015 from acquisitions closed during, or subsequent to, the three months ended March 31, 2014.

Amortization expense as a percentage of revenues was unchanged at 1.4% for the three months ended March 31, 2015 and 2014.

Impairments and Other Operating Charges. Impairments and other operating charges increased $0.2 million, to an expense total of $0.7 million for the three months ended March 31, 2015, from an expense total of $0.5 million for the three months ended March 31, 2014. The primary components of the charges for both periods were increases to the fair value of amounts payable under liability-classified contingent consideration arrangements.

Operating Income.  Operating income increased $2.0 million, or 1.9%, to $101.9 million for the three months ended March 31, 2015, from $99.9 million for the three months ended March 31, 2014.  The increase was attributable to the $24.4 million increase in revenues, partially offset by an $18.0 million increase in costs of operations, $2.5 million increase in SG&A expense, $1.5 million increase in depreciation expense, $0.3 million increase in amortization of intangibles expense and $0.2 million increase in impairments and other operating charges.

Operating income as a percentage of revenues decreased 0.7 percentage points to 20.1% for the three months ended March 31, 2015, from 20.8% for the three months ended March 31, 2014.  The decrease as a percentage of revenues was comprised of a 1.0 percentage point increase in cost of operations, partially offset by a 0.3 percentage point decrease in depreciation expense.

Interest Expense.  Interest expense decreased $1.2 million, or 7.2%, to $15.7 million for the three months ended March 31, 2015, from $16.9 million for the three months ended March 31, 2014, resulting from a decrease of $1.5 million due to refinancing and replacing our prior term loan agreement and prior credit agreement with our new revolving credit and term loan agreement resulting in a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings, partially offset by other net interest expense increases of $0.3 million.

Other Income (Expense), Net.  Other income (expense), net, decreased $0.3 million, to an expense total of $0.2 million for the three months ended March 31, 2015, from an income total of $0.1 million for the three months ended March 31, 2014. The decrease was primarily attributable to recording an expense charge of $0.6 million for the write off of a portion of unamortized debt issuance costs resulting from refinancing our prior term loan agreement and prior credit agreement, partially offset by a $0.3 million increase in investment income.

Income Tax Provision.  Income taxes were $33.9 million for the three months ended March 31, 2015 and 2014.

Our effective tax rates for the three months ended March 31, 2015 and 2014, were 39.4% and 40.8%, respectively. During the three months ended March 31, 2014, a non-recurring adjustment in deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act increased our income tax expense and our effective tax rate by $1.2 million and 1.5 percentage points, respectively.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands).

	Three months ended March 31, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$327,005	$(919)	$326,086	57.6%
Solid waste disposal and transfer	142,430	(56,326)	86,104	25.1
Solid waste recycling	11,069	(221)	10,848	1.9
E&P waste treatment, recovery and disposal	72,556	(3,998)	68,558	12.8
Intermodal and other	14,504	-	14,504	2.6
Total	$567,564	$(61,464)	$506,100	100.0%

	Three months ended March 31, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$306,003	$(847)	$305,156	56.6%
Solid waste disposal and transfer	135,563	(52,508)	83,055	25.1
Solid waste recycling	14,904	(619)	14,285	2.7
E&P waste treatment, recovery and disposal	73,318	(4,765)	68,553	13.6
Intermodal and other	10,872	(211)	10,661	2.0
Total	$540,660	$(58,950)	$481,710	100.0%

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

We manage our operations through three geographic operating segments (Western, Central and Eastern) and our E&P segment, which includes the majority of our E&P waste treatment and disposal operations. Our three geographic operating segments and our E&P segment comprise our reportable segments. Each operating segment is responsible for managing several vertically integrated operations, which are comprised of districts.  Our Western segment is comprised of operating locations in Alaska, California, Idaho, Montana, Nevada, Oregon, Washington and western Wyoming; our Central segment is comprised of operating locations in Arizona, Colorado, Kansas, Louisiana, Minnesota, Nebraska, New Mexico, Oklahoma, South Dakota, Texas, Utah and eastern Wyoming; and our Eastern segment is comprised of operating locations in Alabama, Illinois, Iowa, Kentucky, Massachusetts, Michigan, Mississippi, New York, North Carolina, South Carolina and Tennessee. The E&P segment is comprised of our E&P operations in Arkansas, Louisiana, New Mexico, North Dakota, Oklahoma, Texas, Wyoming and along the Gulf of Mexico.

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2015		2014
Western	$205,626	40.6%	$195,355	40.5%
Central	134,935	26.7	129,067	26.8
Eastern	98,024	19.4	91,326	19.0
E&P	67,515	13.3	65,962	13.7
	$506,100	100.0%	$481,710	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of segment revenues for the periods indicated:

	Three months ended March 31,
	2015		2014
Western	$68,892	33.5%	$62,492	32.0%
Central	47,350	35.1	45,843	35.5
Eastern	30,072	30.7	27,137	29.7
E&P	20,976	31.1	31,479	47.7
Corporate(a)	(457)	-	(3,949)	-
	$166,833	33.0%	$163,002	33.8%

(a)     Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions.  Amounts reflected are net of allocations to the four operating segments.

A reconciliation of segment EBITDA to Income before income tax provision is included in Note 8 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this report.

Significant changes in revenue and segment EBITDA for our reportable segments for the three month periods ended March 31, 2015, compared to the three month periods ended March 31, 2014, are discussed below:

Segment Revenue

Revenue in our Western segment increased $10.2 million, or 5.3%, to $205.6 million for the three months ended March 31, 2015, from $195.4 million for the three months ended March 31, 2014.  The components of the increase consisted of solid waste volume increases of $7.0 million associated with our residential, commercial and roll off collection operations, transfer stations and landfill special waste services, intermodal revenue increases of $3.7 million due to a new large intermodal customer and higher cargo volume with existing customers, net price increases of $3.1 million and other revenue increases of $0.3 million, partially offset by recyclable commodity sales decreases of $1.8 million and $1.3 million resulting from the closure of a recycling operation subsequent to March 31, 2014 and declines in the price of recyclable commodities, respectively, and decreases of $0.8 million from reduced E&P disposal volumes.

Revenue in our Central segment increased $5.8 million, or 4.5%, to $134.9 million for the three months ended March 31, 2015, from $129.1 million for the three months ended March 31, 2014.  The components of the increase consisted of net price increases of $5.6 million, E&P disposal volume increases of $1.0 million and $0.4 million of other revenue increases, partially offset by $1.2 million of decreases primarily from declines in residential collection volumes and landfill special waste volumes exceeding increases in commercial and roll off collection volumes.

Revenue in our Eastern segment increased $6.7 million, or 7.3%, to $98.0 million for the three months ended March 31, 2015, from $91.3 million for the three months ended March 31, 2014.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2014, of $3.8 million, net price increases of $3.0 million and solid waste volume increases of $0.7 million primarily from volume increases in our roll off collection business exceeding volume decreases in landfill special waste volumes, partially offset by recyclable commodity sales decreases of $0.5 million due primarily to declines in the price of recyclable commodities and other revenue decreases of $0.3 million.

Revenue in our E&P segment increased $1.5 million, or 2.4%, to $67.5 million for the three months ended March 31, 2015, from $66.0 million for the three months ended March 31, 2014.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2014, of $9.6 million, an increase in volume of $3.2 million from an E&P site which commenced operations in 2014 and increased the scale of its operations subsequent to March 31, 2014 and $0.5 million of revenue from new E&P disposal facilities opened subsequent to March 31, 2014, partially offset by $11.8 million of volume decreases at facilities owned and fully-operated in each of the comparable periods. During the three months ended March 31, 2015, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and continue into 2015, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Further or sustained declines in commodity prices may lead to further reductions in drilling activities by our E&P customers and further declines in our E&P volumes and revenues.

Segment EBITDA

Segment EBITDA in our Western segment increased $6.4 million, or 10.2%, to $68.9 million for the three months ended March 31, 2015, from $62.5 million for the three months ended March 31, 2014.  The increase was primarily due to an increase in revenues of $10.2 million, a decrease in fuel expense of $2.3 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.0 million due primarily to adjustments to projected losses on prior period claims, partially offset by an increase in rail transportation expenses at our intermodal operations of $1.7 million due to increased rail cargo volume, an increase in third-party disposal expense of $1.6 million due to increased collection volumes and disposal rate increases, an increase in direct and administrative labor expenses of $1.2 million due primarily to employee pay rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.0 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $0.4 million due to increased transfer station volumes that require us to transport the waste to our disposal sites, an increase in taxes on revenues of $0.3 million due to increased revenues, a net $0.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in corporate overhead expense allocations of $0.2 million due primarily to revenue growth and $0.5 million of other net expense increases.

Segment EBITDA in our Central segment increased $1.6 million, or 3.3%, to $47.4 million for the three months ended March 31, 2015, from $45.8 million for the three months ended March 31, 2014.  The increase was primarily due to an increase in revenues of $5.8 million, a decrease in fuel expense of $1.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $0.5 million due primarily to adjustments to projected losses on prior period claims, partially offset by an increase in direct and administrative labor expenses of $1.7 million due primarily to employee pay rate increases, an increase in third-party disposal expense of $1.1 million due to disposal rate increases and higher disposal associated with increased roll off collection volumes, an increase in corporate overhead expense allocations of $1.1 million due primarily to revenue growth and an increase to the overhead allocation rate, an increase in third-party trucking and transportation expenses of $1.0 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in professional fees of $0.5 million due primarily to increased expenses for legal and sales consulting services and $0.4 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $3.0 million, or 10.8%, to $30.1 million for the three months ended March 31, 2015, from $27.1 million for the three months ended March 31, 2014.  The increase was primarily due to an increase in revenues of $6.7 million and a decrease in fuel expense of $1.6 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by a net $2.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.3 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in corporate overhead expense allocations of $0.9 million due primarily to revenue growth and an increase to the overhead allocation rate and $0.5 million of other net expense increases.

Segment EBITDA in our E&P segment decreased $10.5 million, or 33.4%, to $21.0 million for the three months ended March 31, 2015, from $31.5 million for the three months ended March 31, 2014.  The decrease was primarily due to a net $6.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase of $5.0 million due to site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation which occurred during the three months ended March 31, 2015, an increase of $1.5 million due to start-up related expenses at two new E&P disposal facilities that are expected to be fully operational subsequent to March 31, 2015, an increase in labor expenses of $0.5 million due primarily to headcount increases at an E&P disposal site which commenced operations during the three months ended March 31, 2014 and increased the scale of its operations subsequent to March 31, 2014 and an increase in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to variability in the timing and severity of major repairs, partially offset by an increase in revenues of $1.5 million, a decrease in fuel expense of $1.0 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and $0.8 million of other net expense decreases.

Segment EBITDA at Corporate improved $3.4 million, to a loss of $0.5 million for the three months ended March 31, 2015, from a loss of $3.9 million for the three months ended March 31, 2014.  The decreased loss was due to an increase in revenue-based corporate overhead expense allocations to our segments of $2.6 million due primarily to our revenue growth and an increase in the allocation rate to our Central and Eastern segments, a decrease in accrued cash incentive compensation expense of $1.5 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period and $0.4 million of other net expense decreases, partially offset by an increase in equity-based compensation expense of $0.6 million associated with an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel, an increase in direct acquisition expenses of $0.3 million due to an increase in acquisition activity and an increase in deferred compensation expense of $0.2 million resulting from increases in the market value of investments to which employee deferred compensation liability balances are tracked.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three month periods ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$162,571	$144,957
Net cash used in investing activities	(132,174)	(62,527)
Net cash used in financing activities	(29,016)	(80,167)
Net decrease in cash and equivalents	1,381	2,263
Cash and equivalents at beginning of period	14,353	13,591
Cash and equivalents at end of period	$15,734	$15,854

Operating Activities Cash Flows

For the three months ended March 31, 2015, net cash provided by operating activities was $162.6 million.  For the three months ended March 31, 2014, net cash provided by operating activities was $145.0 million.  The $17.6 million increase was due primarily to the following:

1)	An increase in net income of $2.9 million, adjusted for a decrease in cash flows from operating assets and liabilities, net of effects from acquisitions, of $0.3 million. Cash provided by operating assets and liabilities, net of effects from acquisitions, was $21.5 million and $21.8 million for the three months ended March 31, 2015 and 2014, respectively. The significant components of the $21.5 million in net cash inflows from changes in operating assets and liabilities, net of effects from acquisitions, for the three months ended March 31, 2015, include the following:
a)	an increase in cash resulting from a $14.4 million decrease in accounts receivable due, in part, to improved collection results;
b)	an increase in cash resulting from a $10.8 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes and a decrease in prepaid insurance premiums due to the amortization of policies renewed on an annual basis;
c)	an increase in cash resulting from an increase in accrued liabilities of $3.9 million due primarily to an increase in accrued interest due to semi-annual interest payments for notes issued under our master note purchase agreement occurring in the second and fourth quarters of the calendar year, an increase in accrued income taxes as we did not remit an estimated federal tax payment for 2015 during the three months ended March 31, 2015 and an increase in accrued payroll-related expenses due to our pay cycle timing resulting in additional days of accrual at March 31, 2015, partially offset by a decrease in accrued cash incentive compensation expense due to the payment of annual cash incentive compensation for 2014 during the three months ended March 31, 2015; and
d)	an increase in cash resulting from a $1.8 million increase in deferred revenue due primarily to increased revenues and the timing of billing for services; partially offset by
e)	a decrease in cash resulting from a $9.7 million decrease in accounts payable due primarily to the timing of vendor payments;
2)	An increase in depreciation expense of $1.5 million due primarily to increased depreciation expense resulting from increased capital expenditures;
3)	An increase in equity-based compensation expense of $0.6 million attributable to an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel;
4)	An increase of $3.6 million attributable to a decrease in the excess tax benefits associated with equity-based compensation, due to a decrease in stock option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us; and
5)	An increase in our provision for deferred taxes of $7.9 million due primarily to tax deductible timing differences associated with accrued expenses and equity-based compensation.

As of March 31, 2015, we had a working capital deficit of $20.6 million, including cash and equivalents of $15.7 million.  Our working capital deficit increased $26.4 million from a working capital surplus of $5.8 million at December 31, 2014, including cash and equivalents of $14.4 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $69.7 million to $132.2 million for the three months ended March 31, 2015, from $62.5 million for the three months ended March 31, 2014.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $63.6 million primarily due to the acquisition of four solid waste collection businesses, an E&P waste stream treatment and recycling business and a permitted, development stage E&P landfill site during the three months ended March 31, 2015; and
2)	An increase in capital expenditures for property and equipment of $6.1 million due primarily to expenditures for acquisitions closed subsequent to March 31, 2014, increases in landfill site cost construction and increases in expenditures for equipment.

Financing Activities Cash Flows

Net cash used in financing activities decreased $51.2 million to $29.0 million for the three months ended March 31, 2015, from $80.2 million for the three months ended March 31, 2014.  The significant components of the decrease include the following:

1)	A decrease in net repayments of long-term borrowings of $77.5 million due primarily to increased proceeds from borrowings under our credit agreement as a result of the increases in payments for acquisitions and payments to repurchase our common stock during the three months ended March 31, 2015; less
2)	An increase in payments to repurchase our common stock of $18.4 million due to no shares being repurchased during the three months ended March 31, 2014; less
3)	A decrease of $3.6 million attributable to a decrease in the excess tax benefits associated with equity-based compensation, due to a decrease in stock option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us; less
4)	An increase in payments for debt issuance costs of $3.0 million incurred in connection with our new revolving credit and term loan agreement that we entered into in January 2015; less
5)	An increase in cash dividends paid of $1.9 million due to an increase in our quarterly dividend rate to $0.13 per share for the three months ended March 31, 2015, from a quarterly dividend rate of $0.115 per share for the three months ended March 31, 2014.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2017. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of March 31, 2015 and 2014, we had repurchased in aggregate 40.5 million and 39.9 million shares, respectively, of our common stock at an aggregate cost of $809.7 million and $784.0 million, respectively.  As of March 31, 2015, the remaining maximum dollar value of shares available for purchase under the program was approximately $390.3 million. No shares were repurchased under the program during the three months ended March 31, 2014.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2014, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.115 to $0.13 per share. Cash dividends of $16.2 million and $14.2 million were paid during the three months ended March 31, 2015 and 2014, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $41.7 million in capital expenditures during the three months ended March 31, 2015.  We expect to make capital expenditures between $200 million and $210 million in 2015 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2015 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit agreement or raise other capital.  Our access to funds under the credit agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

We are a well-known seasoned issuer with an effective shelf registration statement on Form S-3 filed in February 2015, which registers an unspecified amount of debt and equity securities, including preferred securities, warrants, stockholder rights and units. In the future, we may issue debt or equity securities under our shelf registration statement or in private placements from time to time on an opportunistic basis, based on market conditions and available pricing. We expect to use the proceeds from any such offerings for general corporate purposes, including repaying, redeeming or repurchasing debt, acquiring additional assets or businesses, capital expenditures and increasing our working capital.

On January 26, 2015, we entered into a new revolving credit and term loan agreement, or the credit agreement, with Bank of America, N.A., as administrative agent, and the other lenders from time to time party thereto, or the Lenders, which refinanced and replaced our prior credit agreement and our prior term loan agreement. The credit agreement consists of a $1.2 billion revolving credit facility and an $800 million term loan. Under the credit agreement, we may request increases in the aggregate commitments under the revolving credit facility and one or more additional term loans, provided that the aggregate principal amount of commitments and term loans never exceeds $2.3 billion. Under the credit agreement, swing line loans may be issued at our request in an aggregate amount not to exceed a $35 million sublimit and letters of credit may be issued at our request in an aggregate amount not to exceed a $250 million sublimit; however, both the issuance of swing line loans and letters of credit reduce the amount of total borrowings available.  As of March 31, 2015, we had $1.354 billion outstanding under our credit agreement, exclusive of outstanding standby letters of credit of $73.1 million.

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

As of March 31, 2015, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$1,998,030	$3,917	$151,967	$1,720,870	$121,276
Cash interest payments	$233,445	$57,471	$88,800	$77,192	$9,982
Contingent consideration	$98,150	$24,246	$15,137	$21,415	$37,352
Final capping, closure and post-closure	$716,253	$-	$5,517	$2,837	$707,899

Long-term debt payments include:

1)	$554.0 million in principal payments due January 2020 related to our revolving credit facility under our new credit agreement. We may elect to draw amounts on our credit agreement in either base rate loans or LIBOR loans. At March 31, 2015, $546.0 million of the outstanding borrowings drawn under the revolving credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.38% at March 31, 2015) and $8.0 million of the outstanding borrowings drawn under the revolving credit facility were in swing line loans, which bear interest at the base rate plus the applicable base rate margin (approximately 3.45% at March 31, 2015).

2)	$800.0 million in principal payments due January 2020 related to our term loan under our new credit agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At March 31, 2015, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.37% at March 31, 2015).

3)	$175.0 million in principal payments due October 1, 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2015 Notes on October 1, 2015 using borrowings under our credit agreement.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. We have the intent and ability to redeem the 2016 Notes on April 1, 2016 using borrowings under our credit agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$31.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.06% and 0.08%) at March 31, 2015. The tax-exempt bonds have maturity dates ranging from 2018 to 2033.

9)	$12.6 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at March 31, 2015, and have maturity dates ranging from 2015 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit agreement using the LIBOR rate plus the applicable LIBOR margin at March 31, 2015. We assumed the credit agreement is paid off when it matures in January 2020.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $72.5 million recorded as liabilities in our condensed consolidated financial statements at March 31, 2015, and $25.7 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$132,578	$17,299	$29,769	$19,966	$65,544
Unconditional purchase obligations	$20,777	$20,777	$-	$-	$-

____________________

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At March 31, 2015, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 5.4 million gallons remaining to be purchased for a total of $20.8 million. The current fuel purchase contracts expire on or before December 31, 2015. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $439.7 million and $437.0 million at March 31, 2015 and December 31, 2014, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2015 and 2014, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2015		2014
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	54	4,566	50	4,545
Operated landfills	5	116	5	116
	59	4,682	55	4,661

NON-GAAP FINANCIAL MEASURES

Free Cash Flow

We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate free cash flow differently.  Our free cash flow for the three month periods ended March 31, 2015 and 2014, are calculated as follows (amounts in thousands):

	Three months ended March 31,
	2015	2014
Net cash provided by operating activities	$162,571	$144,957
Plus: Change in book overdraft	25	135
Plus: Proceeds from disposal of assets	598	1,312
Plus: Excess tax benefit associated with equity-based compensation	1,479	5,060
Less: Capital expenditures for property and equipment	(41,706)	(35,592)
Less: Distributions to noncontrolling interests	(43)	(371)
Free cash flow	$122,924	$115,501

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any impairments and other operating charges or gains, plus other expense, less other income.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three month periods ended March 31, 2015 and 2014, are calculated as follows (amounts in thousands):

	Three months ended March 31,
	2015	2014
Net income	$52,081	$49,223
Plus: Income tax provision	33,867	33,932
Plus: Interest expense	15,697	16,910
Plus: Depreciation and amortization	64,306	62,554
Plus: Closure and post-closure accretion	955	878
Plus/less: Impairments and other operating charges (a)	662	525
Plus: Other (income) expense, net	220	(142)
Adjustments:
Plus: Acquisition-related costs (b)	512	258
Adjusted EBITDA	$168,300	$164,138

____________________

(a)	Reflects the addback of impairments and other operating charges.
(b)	Reflects the addback of acquisition-related transaction costs.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the three month periods ended March 31, 2015 and 2014, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2015	2014
Reported net income attributable to Waste Connections	$51,824	$49,015
Adjustments:
Amortization of intangibles (a)	6,999	6,737
Acquisition-related expenses (b)	512	258
Impairments and other operating charges (c)	662	525
Tax effect (d)	(3,134)	(2,884)
Impact of deferred tax adjustment (e)	-	1,220
Adjusted net income attributable to Waste Connections	$56,863	$54,871

Diluted earnings per common share attributable to Waste Connections’ common stockholders:
Reported net income	$0.42	$0.39
Adjusted net income	$0.46	$0.44

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related transaction costs.
(c)	Reflects the addback of impairments and other operating charges.
(d)	The aggregate tax effect of the adjustments in footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.
(e)	Reflects the elimination of an increase to the income tax provision associated with an increase in our deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act on March 31, 2014.

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

At March 31, 2015, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2015 and December 31, 2014, of $1.110 billion and $946.4 million, respectively, including floating rate debt under our credit agreement and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2015 and December 31, 2014, would decrease our annual pre-tax income by approximately $11.1 million and $9.5 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At March 31, 2015, our derivative instruments included one fuel hedge agreement as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2015, we expect to purchase approximately 32.3 million gallons of fuel, of which 17.1 million gallons will be purchased at market prices, 11.6 million gallons will be purchased under our fixed price fuel purchase contracts and 3.6 million gallons are hedged at a fixed price under our fuel hedge agreement. During the nine month period of April 1, 2015 to December 31, 2015, we expect to purchase approximately 12.8 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2015 would decrease our pre-tax income during this period by approximately $1.3 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 35 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2015 and 2014, would have had a $1.1 million and $1.4 million impact on revenues for the three months ended March 31, 2015 and 2014, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

Information regarding our legal proceedings can be found in Note 15 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of March 31, 2015, we have repurchased approximately 40.5 million shares of our common stock at a cost of $809.7 million, or an average price of $20.01 per share.  The table below reflects repurchases we made during the three months ended March 31, 2015 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
1/1/15 – 1/31/15	370,297	$42.78	370,297	$392,801
2/1/15 – 2/28/15	58,372	43.23	58,372	390,277
3/1/15 – 3/31/15	-	-	-	390,277
	428,669	42.84	428,669

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.     Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 28, 2015	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 28, 2015	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective July 17, 2014 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 21, 2014)

4.1	Amendment No. 5 to Master Note Purchase Agreement, dated February 20, 2015 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on February 26, 2015)

10.1	Revolving Credit and Term Loan Agreement, dated as of January 26, 2015 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on January 30, 2015)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan, contract or arrangement.

