Form 10-Q
period 2015-06-30
Waste Connections, Inc.
filed 2015-07-28
CIK 1057058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 20, 2015:             123,412,340 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$15,624	$14,353
Accounts receivable, net of allowance for doubtful accounts of $8,343 and $9,175 at June 30, 2015 and December 31, 2014, respectively	256,139	259,969
Deferred income taxes	42,581	49,508
Prepaid expenses and other current assets	28,072	42,314
Total current assets	342,416	366,144
Property and equipment, net	2,598,865	2,594,205
Goodwill	1,722,324	1,693,789
Intangible assets, net	537,657	509,995
Restricted assets	41,737	40,841
Other assets, net	41,472	40,293
	$5,284,471	$5,245,267
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$129,836	$120,717
Book overdraft	12,424	12,446
Accrued liabilities	132,509	120,947
Deferred revenue	84,563	80,915
Current portion of contingent consideration	23,986	21,637
Current portion of long-term debt and notes payable	3,942	3,649
Total current liabilities	387,260	360,311
Long-term debt and notes payable	1,930,483	1,971,152
Long-term portion of contingent consideration	49,099	48,528
Other long-term liabilities	99,052	92,900
Deferred income taxes	545,186	538,635
Total liabilities	3,011,080	3,011,526
Commitments and contingencies (Note 15)
Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,419,698 and 123,984,527 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,234	1,240
Additional paid-in capital	775,472	811,289
Accumulated other comprehensive loss	(7,597)	(5,593)
Retained earnings	1,498,230	1,421,249
Total Waste Connections’ equity	2,267,339	2,228,185
Noncontrolling interest in subsidiaries	6,052	5,556
Total equity	2,273,391	2,233,741
	$5,284,471	$5,245,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues	$531,312	$524,693	$1,037,412	$1,006,402
Operating expenses:
Cost of operations	297,437	286,950	578,560	550,011
Selling, general and administrative	57,264	56,526	115,409	112,172
Depreciation	59,639	57,105	116,945	112,922
Amortization of intangibles	7,264	6,720	14,263	13,456
Impairments and other operating charges (gains)	(316)	(1,074)	346	(549)
Operating income	110,024	118,466	211,889	218,390

Interest expense	(15,322)	(15,940)	(31,018)	(32,851)
Other income (expense), net	92	911	(128)	1,053
Income before income tax provision	94,794	103,437	180,743	186,592
Income tax provision	(37,153)	(40,537)	(71,020)	(74,470)
Net income	57,641	62,900	109,723	112,122
Less: Net income attributable to noncontrolling interests	(281)	(236)	(539)	(443)
Net income attributable to Waste Connections	$57,360	$62,664	$109,184	$111,679
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.46	$0.50	$0.88	$0.90
Diluted	$0.46	$0.50	$0.88	$0.89
Shares used in the per share calculations:
Basic	124,079,184	124,230,572	124,044,130	124,096,619
Diluted	124,352,062	124,848,351	124,360,059	124,781,097

Cash dividends per common share	$0.13	$0.115	$0.26	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$57,641	$62,900	$109,723	$112,122
Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,037	886	2,072	1,954
Fuel hedge amounts reclassified into cost of operations	677	(304)	1,292	(627)
Changes in fair value of interest rate swaps	1,036	(2,210)	(4,437)	(2,504)
Changes in fair value of fuel hedges	(1,662)	466	(2,178)	181
Other comprehensive income (loss), before tax	1,088	(1,162)	(3,251)	(996)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(417)	446	1,247	385
Other comprehensive income (loss), net of tax	671	(716)	(2,004)	(611)
Comprehensive income	58,312	62,184	107,719	111,511
Less: Comprehensive income attributable to noncontrolling interests	(281)	(236)	(539)	(443)
Comprehensive income attributable to Waste Connections	$58,031	$61,948	$107,180	$111,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2014	123,984,527	$1,240	$811,289	$(5,593)	$1,421,249	$5,556	$2,233,741
Vesting of restricted stock units	426,864	4	(4)	-	-	-	-
Restricted stock units released from deferred compensation plan	13,652	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(136,781)	(1)	(6,358)	-	-	-	(6,359)
Equity-based compensation	-	-	9,580	-	-	-	9,580
Exercise of stock options and warrants	35,205	-	417	-	-	-	417
Excess tax benefit associated with equity-based compensation	-	-	1,850	-	-	-	1,850
Repurchase of common stock	(903,769)	(9)	(41,302)	-	-	-	(41,311)
Cash dividends on common stock	-	-	-	-	(32,203)	-	(32,203)
Amounts reclassified into earnings, net of taxes	-	-	-	2,074	-	-	2,074
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(4,078)	-	-	(4,078)
Distributions to noncontrolling interests	-	-	-	-	-	(43)	(43)
Net income	-	-	-	-	109,184	539	109,723
Balances at June 30, 2015	123,419,698	$1,234	$775,472	$(7,597)	$1,498,230	$6,052	$2,273,391

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$109,723	$112,122
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of assets and impairments	(582)	(1,465)
Depreciation	116,945	112,922
Amortization of intangibles	14,263	13,456
Deferred income taxes, net of acquisitions	14,725	7,114
Amortization of debt issuance costs	1,777	1,594
Equity-based compensation	9,580	9,444
Interest income on restricted assets	(215)	(235)
Interest accretion	3,704	2,427
Excess tax benefit associated with equity-based compensation	(1,850)	(7,096)
Adjustments to contingent consideration not settled in cash	928	916
Net change in operating assets and liabilities, net of acquisitions	50,219	28,482
Net cash provided by operating activities	319,217	279,681
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(91,724)	(29,596)
Proceeds from adjustment to acquisition consideration	-	843
Capital expenditures for property and equipment	(102,170)	(83,679)
Proceeds from disposal of assets	1,290	5,863
Change in restricted assets, net of interest income	296	(2,015)
Other	568	589
Net cash used in investing activities	(191,740)	(107,995)
Cash flows from financing activities:
Proceeds from long-term debt	336,000	122,000
Principal payments on notes payable and long-term debt	(381,226)	(259,682)
Payment of contingent consideration recorded at acquisition date	(190)	(542)
Change in book overdraft	(21)	18
Proceeds from option and warrant exercises	417	2,958
Excess tax benefit associated with equity-based compensation	1,850	7,096
Payments for repurchase of common stock	(41,311)	-
Payments for cash dividends	(32,203)	(28,496)
Tax withholdings related to net share settlements of restricted stock units	(6,359)	(6,729)
Distributions to noncontrolling interests	(43)	(371)
Debt issuance costs	(3,120)	(125)
Net cash used in financing activities	(126,206)	(163,873)
Net increase in cash and equivalents	1,271	7,813
Cash and equivalents at beginning of period	14,353	13,591
Cash and equivalents at end of period	$15,624	$21,404
Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$8,622	$3,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and six month periods ended June 30, 2015 and 2014.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

Revenue From Contracts With Customers. In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities, with early adoption permitted (but not earlier than the original effective date of the pronouncement). The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance which requires debt issuance costs (other than those paid to a lender) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. Fees paid to lenders to secure revolving lines of credit are not in the scope of the new guidance and will continue to be recorded as an asset on the balance sheet.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance has been applied on a retrospective basis. The Company early adopted this guidance effective January 1, 2015.

3.	RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2015 presentation.

4.	LANDFILL ACCOUNTING

At June 30, 2015, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, nine exploration and production (“E&P”) waste landfills, which only accept E&P waste, and eight non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At June 30, 2015, the Company’s landfills consisted of 49 owned landfills, five landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $1,711,562 at June 30, 2015.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of June 30, 2015, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 34 years.  As of June 30, 2015, the Company is seeking to expand permitted capacity at seven of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 41 years, with lives ranging from approximately 2 to 184 years.

During the six months ended June 30, 2015 and 2014, the Company expensed $39,545 and $40,036, respectively, or an average of $3.96 and $4.13 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2015 and 2014 “layers” for final capping, closure and post-closure obligations was 4.75% and 5.75%, respectively, which reflects the Company’s long-term cost of borrowing as of the end of 2014 and 2013.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2015 and 2014. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the six months ended June 30, 2015 and 2014, the Company expensed $1,833 and $1,630, respectively, or an average of $0.18 and $0.17 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2014 to June 30, 2015:

Final capping, closure and post-closure liability at December 31, 2014	$61,500
Adjustments to final capping, closure and post-closure liabilities	(163)
Liabilities incurred	2,206
Accretion expense associated with landfill obligations	1,833
Closure payments	(62)
Final capping, closure and post-closure liability at June 30, 2015	$65,314

The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At June 30, 2015, $38,822 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
Revolver under new credit agreement, bearing interest ranging from 1.37% to 3.45%*	$496,000	$-
Term loan under new credit agreement, bearing interest ranging from 1.37% to 1.38%*	800,000	-
Revolver under prior credit agreement	-	680,000
Prior term loan agreement	-	660,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
Tax-exempt bonds, bearing interest ranging from 0.06% to 0.19%*	31,430	31,430
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	11,997	8,135
	1,939,427	1,979,565
Less – current portion	(3,942)	(3,649)
Less – debt issuance costs	(5,002)	(4,764)
	$1,930,483	$1,971,152

____________________

*Interest rates in the table above represent the range of interest rates incurred during the six month period ended June 30, 2015.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

New Revolving Credit and Term Loan Agreement

On January 26, 2015, the Company entered into a new revolving credit and term loan agreement (the “credit agreement”) with Bank of America, N.A., as Administrative Agent, and the other lenders from time to time party thereto (the “Lenders”), which refinanced and replaced the Company’s prior credit agreement and its prior term loan agreement. The credit agreement has a scheduled maturity date of January 24, 2020.

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

Amendment No. 5 to Master Note Purchase Agreement

The Company and certain accredited institutional investors are parties to a Master Note Purchase Agreement, dated July 15, 2008, as amended (the “Master Note Agreement”). On February 20, 2015, the Company entered into Amendment No. 5 to Master Note Purchase Agreement, which (i) increases the aggregate amount of permitted investments in other lines of business under the Master Note Agreement from $50,000 to $100,000 and (ii) increases the limit on certain restricted payments under the Master Note Agreement, including dividends and share repurchases, in any fiscal year from $200,000 to $300,000 (which limit applies whenever the leverage ratio exceeds 3.0 to 1.0). The Company’s 2015 Notes, 2016 Notes, 2018 Notes, 2019 Notes and 2021 Notes were issued under the Master Note Agreement.

Third Supplement to Master Note Purchase Agreement

On June 11, 2015, the Company and certain accredited institutional investors entered into a Third Supplement to Master Note Purchase Agreement (the “Third Supplement”), pursuant to which, on August 20, 2015, the Company intends to issue and sell to the investors $500,000 of senior unsecured notes at fixed interest rates with interest payable in arrears semi-annually on February 20 and August 20 beginning on February 20, 2016 (the “2015A Notes”) in a private placement.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Third Supplement was entered into pursuant to the terms and conditions of the Master Note Agreement. The 2015A Notes are one of a series of additional notes that may be issued pursuant to the Master Note Agreement.

The Company intends to issue and sell two tranches of the 2015A Notes: $125,000 of the 2015A Notes will mature on August 20, 2022 with an annual interest rate of 3.09%; and $375,000 of the 2015A Notes will mature on August 20, 2025 with an annual interest rate of 3.41%. The principal of each tranche of the 2015A Notes is payable at the maturity of that tranche.

The 2015A Notes are unsecured obligations and rank pari passu with the $600,000 of existing notes outstanding under the Master Note Agreement and the obligations under the credit agreement. The Company intends to use the proceeds from the sale of the 2015A Notes to reduce borrowings under its credit facility and for general corporate purposes, including acquisitions.

The 2015A Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2015A Notes may be accelerated by the holders of the 2015A Notes. The 2015A Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the 2015A Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, the Company will be required to offer to prepay the 2015A Notes upon certain changes in control.

The Company may issue additional series of senior unsecured notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the outstanding notes, including the 2015A Notes, shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $1,250,000. Following the issuance of the 2015A Notes, the Company will have $1,100,000 of Notes outstanding under the Master Note Agreement.

6.	ACQUISITIONS

In January 2015, the Company acquired Shale Gas Services, LLC (“Shale Gas”), which owns two E&P waste stream treatment and recycling operations in Arkansas and Texas, for cash consideration of $41,000 and potential future contingent consideration. The contingent consideration would be paid to the former owners of Shale Gas based on the achievement of certain operating targets for the acquired operations, as specified in the membership purchase agreement, over a two-year period following the close of the acquisition. The Company used probability assessments of the expected future cash flows and determined that no liability for payment of future contingent consideration existed as of the acquisition close date. As of June 30, 2015, the assessment that no liability existed for payment of future contingent consideration has not changed.

In March 2015, the Company acquired DNCS Properties, LLC (“DNCS”), which owns land and permits to construct and operate an E&P waste facility in the Permian Basin, for cash consideration of $30,000 and a long-term note issued to the former owners of DNCS with a fair value of $5,088. The long-term note requires ten annual principal payments of $500, followed by an additional ten annual principal payments of $250, for total future cash payments of $7,500. The fair value of the long-term note was determined by applying a discount rate of 4.75% to the payments over the 20-year payment period.

The Company also acquired five individually immaterial non-hazardous solid waste collection businesses during the six months ended June 30, 2015.

In March 2014, the Company acquired Screwbean Landfill, LLC (“Screwbean”), which owns land and permits to construct and operate an E&P waste facility, and S.A. Dunn & Company, LLC (“Dunn”), which owns land and permits to construct and operate a construction and demolition landfill, for aggregate total cash consideration of $27,020 and contingent consideration of $2,923. Contingent consideration represents the fair value of up to $3,000 of amounts payable to the former Dunn owners based on the successful modification of site construction permits that would enable increased capacity at the landfill. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligations are expected to be settled, and applying discount rates ranging from 2.4% to 2.7%. As of June 30, 2015, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

The Company also acquired one individually immaterial non-hazardous solid waste collection business during the six months ended June 30, 2014.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the six months ended June 30, 2015 and 2014, the Company incurred $594 and $648, respectively, of acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

7.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at June 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$197,173	$(56,410)	$140,763
Customer lists	163,498	(87,376)	76,122
Permits and non-competition agreements	78,440	(12,567)	65,873
	439,111	(156,353)	282,758
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	152,761
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	254,899	-	254,899
Intangible assets, exclusive of goodwill	$694,010	$(156,353)	$537,657

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the six months ended June 30, 2015 was 10.0 years. The weighted-average amortization period of customer lists acquired during the six months ended June 30, 2015 was 5.7 years. The weighted-average amortization period of finite-lived permits acquired during the six months ended June 30, 2015 was 38.1 years.

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$195,676	$(52,448)	$143,228
Customer lists	161,463	(77,931)	83,532
Permits and non-competition agreements	41,369	(11,777)	29,592
	398,508	(142,156)	256,352
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$652,151	$(142,156)	$509,995

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2015	$28,508
For the year ending December 31, 2016	$24,635
For the year ending December 31, 2017	$22,582
For the year ending December 31, 2018	$21,662
For the year ending December 31, 2019	$17,075

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

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and other operating charges (gains) and other income (expense).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 8.

Summarized financial information concerning the Company’s reportable segments for the three and six months ended June 30, 2015 and 2014, is shown in the following tables:

Three Months Ended June 30, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$248,183	$(25,795)	$222,388	$73,015
Central	168,315	(18,503)	149,812	51,722
Eastern	129,258	(22,043)	107,215	32,832
E&P	55,015	(3,118)	51,897	16,203
Corporate(a)	-	-	-	2,839
	$600,771	$(69,459)	$531,312	$176,611

Three Months Ended June 30, 2014	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$230,904	$(24,635)	$206,269	$63,262
Central	159,918	(18,002)	141,916	48,819
Eastern	120,550	(20,492)	100,058	30,768
E&P	79,756	(3,306)	76,450	40,716
Corporate(a)	-	-	-	(2,348)
	$591,128	$(66,435)	$524,693	$181,217

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Six Months Ended June 30, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$477,248	$(49,234)	$428,014	$141,907
Central	318,861	(34,114)	284,747	99,072
Eastern	246,357	(41,118)	205,239	62,904
E&P	125,869	(6,457)	119,412	37,179
Corporate(a)	-	-	-	2,381
	$1,168,335	$(130,923)	$1,037,412	$343,443

Six Months Ended June 30, 2014	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$448,506	$(46,882)	$401,624	$125,754
Central	303,302	(32,320)	270,982	94,662
Eastern	229,917	(38,533)	191,384	57,904
E&P	150,062	(7,650)	142,412	72,196
Corporate(a)	-	-	-	(6,297)
	$1,131,787	$(125,385)	$1,006,402	$344,219

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

The following tables show changes in goodwill during the six months ended June 30, 2015 and 2014, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2014	$372,915	$460,381	$392,423	$468,070	$1,693,789
Goodwill acquired	75	615	6,517	21,328	28,535
Balance as of June 30, 2015	$372,990	$460,996	$398,940	$489,398	$1,722,324

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2013	$372,915	$459,054	$380,570	$462,615	$1,675,154
Goodwill acquired	-	1,559	-	-	1,559
Goodwill divested	-	(143)	-	-	(143)
Goodwill adjustments	-	(843)	(1)	-	(844)
Balance as of June 30, 2014	$372,915	$459,627	$380,569	$462,615	$1,675,726

The Company has no accumulated impairment losses associated with goodwill.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Western segment EBITDA	$73,015	$63,262	$141,907	$125,754
Central segment EBITDA	51,722	48,819	99,072	94,662
Eastern segment EBITDA	32,832	30,768	62,904	57,904
E&P segment EBITDA	16,203	40,716	37,179	72,196
Subtotal reportable segments	173,772	183,565	341,062	350,516
Unallocated corporate overhead	2,839	(2,348)	2,381	(6,297)
Depreciation	(59,639)	(57,105)	(116,945)	(112,922)
Amortization of intangibles	(7,264)	(6,720)	(14,263)	(13,456)
Impairments and other operating (charges) gains	316	1,074	(346)	549
Interest expense	(15,322)	(15,940)	(31,018)	(32,851)
Other income (expense), net	92	911	(128)	1,053
Income before income tax provision	$94,794	$103,437	$180,743	$186,592

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended June 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$342,583	$(981)	$341,602	64.3%
Solid waste disposal and transfer	171,932	(64,838)	107,094	20.1
Solid waste recycling	12,332	(278)	12,054	2.3
E&P waste treatment, recovery and disposal	55,851	(3,362)	52,489	9.9
Intermodal and other	18,073	-	18,073	3.4
Total	$600,771	$(69,459)	$531,312	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Three months ended June 30, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$322,763	$(903)	$321,860	61.3%
Solid waste disposal and transfer	158,913	(61,091)	97,822	18.7
Solid waste recycling	14,836	(485)	14,351	2.7
E&P waste treatment, recovery and disposal	82,646	(3,717)	78,929	15.1
Intermodal and other	11,970	(239)	11,731	2.2
Total	$591,128	$(66,435)	$524,693	100.0%

	Six months ended June 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$669,588	$(1,900)	$667,688	64.4%
Solid waste disposal and transfer	314,362	(121,164)	193,198	18.6
Solid waste recycling	23,401	(499)	22,902	2.2
E&P waste treatment, recovery and disposal	128,408	(7,360)	121,048	11.7
Intermodal and other	32,576	-	32,576	3.1
Total	$1,168,335	$(130,923)	$1,037,412	100.0%

	Six months ended June 30, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$628,766	$(1,750)	$627,016	62.3%
Solid waste disposal and transfer	294,476	(113,599)	180,877	18.0
Solid waste recycling	29,739	(1,104)	28,635	2.8
E&P waste treatment, recovery and disposal	155,964	(8,482)	147,482	14.7
Intermodal and other	22,842	(450)	22,392	2.2
Total	$1,131,787	$(125,385)	$1,006,402	100.0%

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its prior credit agreement and credit agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at June 30, 2015 were specifically designated to the Company’s credit agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At June 30, 2015, the Company’s derivative instruments included six interest rate swap agreements as follows:

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

At June 30, 2015, the Company’s derivative instruments included three fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed (per gallon)	Diesel Rate Received Variable	Effective Date	Expiration Date
June 2012	300,000	$3.600	DOE Diesel Fuel Index*	January 2014	December 2015
May 2015	300,000	$3.280	DOE Diesel Fuel Index*	January 2016	December 2017
May 2015	200,000	$3.275	DOE Diesel Fuel Index*	January 2016	December 2017

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

The fair values of derivative instruments designated as cash flow hedges as of June 30, 2015, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$-	Accrued liabilities(a)	$(5,498)
			Other long-term liabilities	(3,960)

Fuel hedges		-	Accrued liabilities(b)	(1,849)
			Other long-term liabilities	(1,016)
Total derivatives designated as cash flow hedges		$-		$(12,323)

(a)   Represents the estimated amount of the existing unrealized losses on interest rate swaps as of June 30, 2015 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)   Represents the estimated amount of the existing unrealized losses on fuel hedges as of June 30, 2015 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2014, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$250	Accrued liabilities	$(4,044)
			Other long-term liabilities	(3,300)

Fuel hedges		-	Accrued liabilities	(1,979)
Total derivatives designated as cash flow hedges		$250		$(9,323)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income and AOCL for the three and six months ended June 30, 2015 and 2014:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014
Interest rate swaps	$639	$(1,362)	Interest expense	$639	$546
Fuel hedges	(1,024)	287	Cost of operations	417	(187)
Total	$(385)	$(1,075)		$1,056	$359

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014
Interest rate swaps	$(2,735)	$(1,539)	Interest expense	$1,277	$1,205
Fuel hedges	(1,343)	110	Cost of operations	797	(387)
Total	$(4,078)	$(1,429)		$2,074	$818

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

(c)   Amounts reclassified from AOCL into earnings related to realized gains and losses on the fuel hedges are recognized when settlement payments or receipts occur related to the hedge contracts, which correspond to when the underlying fuel is consumed.

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the six months ended June 30, 2015 and 2014.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of June 30, 2015 and December 31, 2014, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of June 30, 2015 and December 31, 2014, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of June 30, 2015 and December 31, 2014, are as follows:

	Carrying Value at		Fair Value* at
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
6.22% Senior Notes due 2015	$175,000	$175,000	$177,301	$181,476
3.30% Senior Notes due 2016	$100,000	$100,000	$101,500	$102,253
4.00% Senior Notes due 2018	$50,000	$50,000	$52,494	$52,500
5.25% Senior Notes due 2019	$175,000	$175,000	$194,370	$192,974
4.64% Senior Notes due 2021	$100,000	$100,000	$108,013	$108,088

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges and restricted assets, refer to Note 12.

11.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$57,360	$62,664	$109,184	$111,679

Denominator:
Basic shares outstanding	124,079,184	124,230,572	124,044,130	124,096,619
Dilutive effect of stock options and warrants	31,246	110,406	36,507	124,000
Dilutive effect of restricted stock units	241,632	507,373	279,422	560,478
Diluted shares outstanding	124,352,062	124,848,351	124,360,059	124,781,097

For the three months ended June 30, 2015 and 2014, stock options and warrants to purchase 51,040 and 33,112 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2015 and 2014, stock options and warrants to purchase 51,040 and 33,112 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.88 to $3.23 at June 30, 2015 and from $2.96 to $3.41 at December 31, 2014. The weighted average DOE index curve used in the DCF model was $3.11 and $3.04 at June 30, 2015 and December 31, 2014, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014, were as follows:

	Fair Value Measurement at June 30, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,458)	$-	$(9,458)	$-
Fuel hedge derivative instruments – net liability position	$(2,865)	$-	$-	$(2,865)
Restricted assets	$41,840	$-	$41,840	$-
Contingent consideration	$(73,085)	$-	$-	$(73,085)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(7,094)	$-	$(7,094)	$-
Fuel hedge derivative instrument – net liability position	$(1,979)	$-	$-	$(1,979)
Restricted assets	$40,870	$-	$40,870	$-
Contingent consideration	$(70,165)	$-	$-	$(70,165)

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2015:

Level 3 Derivatives
Balance as of December 31, 2014	$(1,979)
Realized losses included in earnings	1,292
Unrealized losses included in AOCL	(2,178)
Balance as of June 30, 2015	$(2,865)

The following table summarizes the change in the fair value for Level 3 derivatives for the six months ended June 30, 2014:

Level 3 Derivatives
Balance as of December 31, 2013	$2,199
Realized gains included in earnings	(627)
Unrealized gains included in AOCL	181
Balance as of June 30, 2014	$1,753

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and six month periods ended June 30, 2015 and 2014, are as follows:

	Three months ended June 30, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,037	$(398)	$639
Fuel hedge amounts reclassified into cost of operations	677	(260)	417
Changes in fair value of interest rate swaps	1,036	(397)	639
Changes in fair value of fuel hedges	(1,662)	638	(1,024)
	$1,088	$(417)	$671

	Three months ended June 30, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$886	$(340)	$546
Fuel hedge amounts reclassified into cost of operations	(304)	117	(187)
Changes in fair value of interest rate swaps	(2,210)	848	(1,362)
Changes in fair value of fuel hedges	466	(179)	287
	$(1,162)	$446	$(716)

	Six months ended June 30, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$2,072	$(795)	$1,277
Fuel hedge amounts reclassified into cost of operations	1,292	(495)	797
Changes in fair value of interest rate swaps	(4,437)	1,702	(2,735)
Changes in fair value of fuel hedges	(2,178)	835	(1,343)
	$(3,251)	$1,247	$(2,004)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Six months ended June 30, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,954	$(749)	$1,205
Fuel hedge amounts reclassified into cost of operations	(627)	240	(387)
Changes in fair value of interest rate swaps	(2,504)	965	(1,539)
Changes in fair value of fuel hedges	181	(71)	110
	$(996)	$385	$(611)

A rollforward of the amounts included in AOCL, net of taxes, for the six months ended June 30, 2015 and 2014, is as follows:

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,221)	$(4,372)	$(5,593)
Amounts reclassified into earnings	797	1,277	2,074
Changes in fair value	(1,343)	(2,735)	(4,078)
Balance at June 30, 2015	$(1,767)	$(5,830)	$(7,597)

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,357	$(3,226)	$(1,869)
Amounts reclassified into earnings	(387)	1,205	818
Changes in fair value	110	(1,539)	(1,429)
Balance at June 30, 2014	$1,080	$(3,560)	$(2,480)

See Note 9 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.	STOCKHOLDERS' EQUITY

Stock-Based Compensation

Restricted Stock Units

A summary of activity related to restricted stock units (“RSUs”) during the six month period ended June 30, 2015, is presented below:

Unvested Shares
Outstanding at December 31, 2014	1,200,884
Granted	328,034
Forfeited	(19,145)
Vested and Issued	(426,864)
Vested and Unissued	(46,521)
Outstanding at June 30, 2015	1,036,388

The weighted average grant-date fair value per share for the shares of common stock underlying the RSUs granted during the six month period ended June 30, 2015 was $46.43.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs shares of the Company’s common stock underlying the deferred RSUs. At June 30, 2015 and 2014, the Company had 256,621 and 223,752 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Stock Units

A summary of activity related to performance-based restricted stock units (“PSUs”) during the six month period ended June 30, 2015, is presented below:

Unvested Shares
Outstanding at December 31, 2014	54,723
Granted	238,690
Outstanding at June 30, 2015	293,413

During the six months ended June 30, 2015, the Compensation Committee granted PSUs to the Company’s executive officers with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2017.  During the same period, the Compensation Committee also granted PSUs to the Company’s executive officers and non-executive officers with a new one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the shares of common stock underlying all PSUs granted during the six month period ended June 30, 2015 was $46.47.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the six months ended June 30, 2015, the Company repurchased 903,769 shares of its common stock at an aggregate cost of $41,311. During the six months ended June 30, 2014, the Company did not repurchase any shares of its common stock. As of June 30, 2015, the remaining maximum dollar value of shares available for repurchase under the program was approximately $367,332.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2014, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.115 to $0.13 per share. Cash dividends of $32,203 and $28,496 were paid during the six months ended June 30, 2015 and 2014, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of June 30, 2015, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

On February 7, 2012, the County issued a Notice of Termination to MDSI terminating all of its contracts effective November 1, 2012. The lawsuit followed on March 5, 2012. MDSI answered the complaint and asserted a claim against the County for wrongful termination of the contracts. On October 31, 2012, MDSI ceased providing services and vacated the County premises. The case is set for trial in Fresno in February 2016.

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

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”), along with more than 100 others, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”). Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington. A group of PRPs consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site, and on December 2, 2014, the EPA issued its Record of Decision (“ROD”) describing the selected remedy. The EPA estimates the total cleanup costs (in present value dollars) at $342,000, and estimates that it will take seven years to implement the remedy. Implementation will not begin until after the ongoing Early Action Area cleanups have been completed (estimated to be in mid-2015), as well as additional baseline sampling throughout the LDW Site and the preparation of a remedial design, activities that will take a number of years. The ROD also specifies ten years of monitoring following the cleanup, and provides that if the cleanup goals have not been met by the close of this period, then additional remediation activities may be required at that time. In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a non-binding allocation of both certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the cleanup. The allocation process is designed to develop evidence relating to each PRP’s nexus, if any, to the LDW Site (whether or not that PRP is participating in the allocation process), for the allocator to hear arguments as to how each PRP’s nexus affects the allocation of response costs, and to determine each PRP’s share of the past and future response costs. NWCS is defending itself vigorously in this confidential allocation process and does not anticipate being allocated a material share of responsibility for the response costs. The allocation process is currently scheduled to be completed in mid-2018 with the entry of cleanup implementation and cash-out settlement agreements between and amongst the PRPs and the EPA. At this point the Company is not able to determine the likelihood of any outcome in this matter.

Chiquita Canyon Landfill Expansion Complaint

The Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), is in the process of seeking approval to expand the lateral footprint and vertical height of its Chiquita Canyon Landfill in California.  In response to its published draft environmental impact report (“EIR”) regarding the proposed expansion, on June 8, 2015 two individuals and two organizations filed an administrative complaint with the California Environmental Protection Agency, the California Department of Resources Recycling and Recovery and the California Air Resources Board against the County of Los Angeles, alleging that the county has committed racial discrimination under California law through its permitting policies and practices. Among other things, the complaint alleges that the County of Los Angeles failed to provide equal opportunities for residents of all races to participate in the draft EIR process.  The complaint seeks, among other things, a suspension of the draft EIR, the institution of hearings regarding the draft EIR that follow specified procedures and the implementation of certain surveys, notices and other hearings.  CCL is not a party to this complaint.  At this point the Company is not able to determine the likelihood of any outcome in this matter, including whether it may result in a delay of the permitting process for the proposed expansion of CCL’s facility.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

16.	SUBSEQUENT EVENT

On July 27, 2015, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.13 per share on the Company’s common stock.  The dividend will be paid on August 24, 2015, to stockholders of record on the close of business on August 10, 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit agreement or raise additional capital, our ability to sell senior unsecured notes under our master note purchase agreement, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity, our expectations with respect to our stock repurchase program and future dividend payments, our expectations with respect to the outcomes of our legal proceedings and our expectations with respect to the purchase of fuel and fuel prices.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

We seek to avoid highly competitive, large urban markets and instead target markets where we can attain high market share either through exclusive contracts, vertical integration or asset positioning. In markets where waste collection services are provided under exclusive arrangements, or where waste disposal is municipally owned or funded or available at multiple municipal sources, we believe that controlling the waste stream by providing collection services under exclusive arrangements is often more important to our growth and profitability than owning or operating landfills.  We also target niche markets, like E&P waste treatment and disposal services.

As of June 30, 2015, we served residential, commercial, industrial and E&P customers in 32 states:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of June 30, 2015, we owned or operated a network of 149 solid waste collection operations; 69 transfer stations; seven intermodal facilities, 35 recycling operations, 59 active MSW, E&P and/or non-MSW landfills, 24 E&P liquid waste injection wells, 21 E&P waste treatment and recovery facilities and 24 oil recovery facilities.

The municipal solid waste industry is a local and highly competitive business, requiring substantial labor and capital resources.  The participants compete for collection accounts primarily on the basis of price and, to a lesser extent, the quality of service, and compete for landfill business on the basis of tipping fees, geographic location and quality of operations.  The municipal solid waste industry has been consolidating and continues to consolidate as a result of a number of factors, including the increasing costs and complexity associated with waste management operations and regulatory compliance.  Many small independent operators and municipalities lack the capital resources, management, operating skills and technical expertise necessary to operate effectively in such an environment.  The consolidation trend has caused municipal solid waste companies to operate larger landfills that have complementary collection routes that can use company-owned disposal capacity.  Controlling the point of transfer from haulers to landfills has become increasingly important as landfills continue to close and disposal capacity moves farther from the collection markets it serves.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and have declined significantly in recent months. A further reduction in crude oil and natural gas prices could lead to steep declines in the level of production activity and corresponding declines in the demand for our E&P waste services, which could lead us to recognize an impairment on all or a portion of the goodwill associated with our E&P waste assets.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Revenues	$531,312	100.0%	$524,693	100.0%	$1,037,412	100.0%	$1,006,402	100.0%
Cost of operations	297,437	56.0	286,950	54.7	578,560	55.8	550,011	54.7
Selling, general and administrative	57,264	10.8	56,526	10.8	115,409	11.1	112,172	11.1
Depreciation	59,639	11.2	57,105	10.9	116,945	11.3	112,922	11.2
Amortization of intangibles	7,264	1.4	6,720	1.3	14,263	1.4	13,456	1.3
Impairments and other operating charges (gains)	(316)	(0.1)	(1,074)	(0.2)	346	0.0	(549)	(0.0)
Operating income	110,024	20.7	118,466	22.5	211,889	20.4	218,390	21.7

Interest expense	(15,322)	(2.9)	(15,940)	(3.0)	(31,018)	(3.0)	(32,851)	(3.2)
Other income (expense), net	92	0.0	911	0.2	(128)	(0.0)	1,053	0.1
Income tax provision	(37,153)	(7.0)	(40,537)	(7.7)	(71,020)	(6.8)	(74,470)	(7.4)
Net income attributable to noncontrolling interests	(281)	(0.0)	(236)	(0.1)	(539)	(0.1)	(443)	(0.1)
Net income attributable to Waste Connections	$57,360	10.8%	$62,664	11.9%	$109,184	10.5%	$111,679	11.1%

Revenues.  Total revenues increased $6.6 million, or 1.3%, to $531.3 million for the three months ended June 30, 2015, from $524.7 million for the three months ended June 30, 2014.

During the three months ended June 30, 2015, incremental revenue from acquisitions closed during, or subsequent to, the three months ended June 30, 2014, increased revenues by approximately $11.6 million. Operations divested during, or subsequent to, the three months ended June 30, 2014, decreased revenues by approximately $0.3 million.

During the three months ended June 30, 2015, the net increase in prices charged to our customers was $12.3 million, consisting of $12.7 million of core price increases, partially offset by a decrease of $0.4 million from fuel, materials and environmental surcharges.

During the three months ended June 30, 2015, volume increases in our existing business increased solid waste revenues by $10.5 million from increases in commercial collection, roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. During the three months ended June 30, 2015, two E&P disposal facilities which opened subsequent to June 30, 2014 increased E&P revenues by $0.9 million. During the three months ended June 30, 2015, E&P revenues at all other sites owned or fully-operated in each of the comparable periods decreased by a total of $32.4 million as the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Further or sustained declines in commodity prices may lead to further reductions in drilling activities by our E&P customers and further declines in our E&P volumes and revenues.

During the three months ended June 30, 2015, the closure of a recycling operation in our Western segment in April 2014 decreased revenues by $0.2 million. Revenues from sales of recyclable commodities at all other facilities owned during the three months ended June 30, 2015 and 2014 decreased $2.1 million due primarily to decreased recyclable commodity prices.

During the three months ended June 30, 2015, intermodal revenues increased $6.7 million due to cargo volume from a new large intermodal customer and higher cargo volume with existing customers.

Other revenues decreased by $0.4 million during the three months ended June 30, 2015 primarily due to contracted landfill construction services we performed in the prior year period at a landfill we operate.

Total revenues increased $31.0 million, or 3.1%, to $1.037 billion for the six months ended June 30, 2015, from $1.006 billion for the six months ended June 30, 2014.

During the six months ended June 30, 2015, incremental revenue from acquisitions closed during, or subsequent to, the six months ended June 30, 2014, increased revenues by approximately $25.9 million. Operations divested during, or subsequent to, the six months ended June 30, 2014, decreased revenues by approximately $0.7 million.

During the six months ended June 30, 2015, the net increase in prices charged to our customers was $24.0 million, consisting of $24.5 million of core price increases, partially offset by a decrease of $0.5 million from fuel, materials and environmental surcharges.

During the six months ended June 30, 2015, volume increases in our existing business increased solid waste revenues by $16.9 million from increases in commercial collection, roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P disposal facilities which opened, or significantly increased the scale of their operations during, or subsequent to, the six months ended June 30, 2014, increased E&P revenues by $4.2 million. During the six months ended June 30, 2015, E&P revenues at all other sites owned or fully-operated in each of the comparable periods decreased by a total of $43.6 million as the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.

During the six months ended June 30, 2015, the closure of a recycling operation in our Western segment in April 2014 decreased revenues by $2.0 million. Revenues from sales of recyclable commodities at all other facilities owned during the six months ended June 30, 2015 and 2014 decreased $3.8 million due primarily to decreased recyclable commodity prices.

During the six months ended June 30, 2015, intermodal revenues increased $10.5 million due to cargo volume from a new large intermodal customer and higher cargo volume with existing customers.

Other revenues decreased by $0.4 million during the six months ended June 30, 2015 primarily due to contracted landfill construction services we performed in the prior year period at a landfill we operate.

Cost of Operations.  Total cost of operations increased $10.5 million, or 3.7%, to $297.4 million for the three months ended June 30, 2015, from $286.9 million for the three months ended June 30, 2014.  The increase was primarily the result of $6.4 million of additional operating costs from acquisitions closed during, or subsequent to, the three months ended June 30, 2014, an increase in labor expenses of $3.7 million due primarily to employee pay rate increases and headcount increases to support new facilities, an increase in rail transportation expenses at our intermodal operations of $2.8 million due to increased rail cargo volume, an increase in third-party disposal expense of $2.1 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.8 million due to variability in the timing and severity of major repairs and an increase in taxes on revenues of $1.8 million due to an increase in revenues in our solid waste markets, partially offset by a decrease in fuel expense of $5.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $2.1 million due primarily to adjustments to projected losses on prior period claims, a decrease of $0.7 million associated with the cost of contracted landfill construction services we performed during the prior year period at a landfill we operate and $0.2 million of other net expense decreases.

Total cost of operations increased $28.6 million, or 5.2%, to $578.6 million for the six months ended June 30, 2015, from $550.0 million for the six months ended June 30, 2014.  The increase was primarily the result of $13.9 million of additional operating costs from acquisitions closed during, or subsequent to, the six months ended June 30, 2014, an increase in labor expenses of $7.9 million due primarily to employee pay rate increases and headcount increases to support new facilities, an increase in rail transportation expenses at our intermodal operations of $4.5 million due to increased rail cargo volume, an increase in third-party disposal expense of $4.2 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase of $3.9 million for additional material handling, transportation and disposal expenses at an E&P disposal operation in New Mexico resulting from heavy precipitation causing significant on-site flooding and other surface damage, an increase in truck, container, equipment and facility maintenance and repair expenses of $3.8 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $2.8 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in taxes on revenues of $2.2 million due to increased revenues in our solid waste markets, an increase of $1.5 million due to start-up related expenses at two new E&P disposal facilities that became operational during the six months ended June 30, 2015 and an increase of $1.1 million for E&P treatment cell remediation at an E&P disposal operation in New Mexico, partially offset by a decrease in fuel expense of $11.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $4.6 million due primarily to adjustments to projected losses on prior period claims, a decrease of $0.7 million associated with the cost of contracted landfill construction services we performed during the prior year period, a decrease in the cost of recyclable commodities of $0.6 million due to declines in commodity values and $0.2 million of other net expense decreases.

Cost of operations as a percentage of revenues increased 1.3 percentage points to 56.0% for the three months ended June 30, 2015, from 54.7% for the three months ended June 30, 2014.  The increase as a percentage of revenues was comprised of a 0.8 percentage point increase associated with increased labor expenses, a 0.5 percentage point increase in rail transportation expenses at our intermodal operations, a 0.5 percentage point increase in third-party disposal expenses, a 0.4 percentage point increase from increased taxes on revenues and a 0.4 percentage point increase in truck, container, equipment and facility maintenance and repair expenses, partially offset by a 0.9 percentage point decrease in fuel expense and a 0.4 percentage point decrease in auto, workers’ compensation and property claims expense.

Cost of operations as a percentage of revenues increased 1.1 percentage points to 55.8% for the six months ended June 30, 2015, from 54.7% for the six months ended June 30, 2014.  The increase as a percentage of revenues was comprised of a 0.7 percentage point increase associated with increased labor expenses, a 0.4 percentage point increase in rail transportation expenses at our intermodal operations, a combined 0.4 percentage point increase from additional material handling, transportation, disposal and remediation work at two of our E&P disposal sites in New Mexico, a 0.3 percentage point increase from higher third-party trucking expenses, a 0.3 percentage point increase in truck, container, equipment and facility maintenance and repair expenses, a 0.3 percentage point increase in third-party disposal expenses, a 0.2 percentage point increase from increased taxes on revenues and a 0.1 percentage point increase associated with start-up related expenses at two new E&P disposal facilities that became operational during the six months ended June 30, 2015, partially offset by a 1.1 percentage point decrease in fuel expense and a 0.5 percentage point decrease in auto, workers’ compensation and property claims expense.

SG&A.  SG&A expenses increased $0.8 million, or 1.3%, to $57.3 million for the three months ended June 30, 2015, from $56.5 million for the three months ended June 30, 2014.  The increase was primarily the result of $0.6 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the three months ended June 30, 2014, an increase in payroll and payroll-related expenses of $0.7 million primarily related to annual compensation increases, an increase in professional fees of $0.5 million due primarily to increased legal expenses and sales consulting services and $0.5 million of other net expense increases, partially offset by a decrease in accrued cash incentive compensation expense of $1.0 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period and a decrease in equity-based compensation expense of $0.5 million due primarily to an adjustment recorded in 2015 to decrease the total shares expected to vest associated with performance-based restricted stock units granted in 2014.

SG&A expenses increased $3.2 million, or 2.9%, to $115.4 million for the six months ended June 30, 2015, from $112.2 million for the six months ended June 30, 2014.  The increase was primarily the result of $1.3 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the six months ended June 30, 2014, an increase in payroll and payroll-related expenses of $1.2 million primarily related to annual compensation increases, an increase in employee medical benefits expenses of $1.0 million resulting from increased claims cost, an increase in professional fees of $1.0 million due primarily to increased expenses for external accounting services, employee recruitment services and sales consulting services, an increase in employee training and travel expenses of $0.6 million and $0.5 million of other net expense increases, partially offset by a decrease in accrued cash incentive compensation expense of $2.4 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period.

SG&A expenses as a percentage of revenues were unchanged at 10.8% for the three months ended June 30, 2015 and 2014 as a result of the decrease from lower cash incentive compensation and equity-based compensation expense being offset by increased payroll and professional fees expenses.

SG&A expenses as a percentage of revenues were unchanged at 11.1% for the six months ended June 30, 2015 and 2014 as a result of the decrease from lower cash incentive compensation expense being offset by increased payroll, medical benefits and professional fees expenses.

Depreciation.  Depreciation expense increased $2.5 million, or 4.4%, to $59.6 million for the three months ended June 30, 2015, from $57.1 million for the three months ended June 30, 2014.  The increase was primarily the result of an increase in depletion expense of $2.4 million at our existing solid waste landfills due primarily to an increase in volumes, an increase in depreciation expense of $1.5 million associated with additions to our fleet and equipment purchased to support our existing operations and $1.4 million of additional depreciation and depletion expense from acquisitions closed during, or subsequent to, the three months ended June 30, 2014, partially offset by a $2.8 million decrease in depletion expense at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense increased $4.0 million, or 3.6%, to $116.9 million for the six months ended June 30, 2015, from $112.9 million for the six months ended June 30, 2014.  The increase was primarily the result of an increase in depletion expense of $3.4 million at our existing solid waste landfills due primarily to an increase in volumes, $2.9 million of additional depreciation and depletion expense from acquisitions closed during, or subsequent to, the six months ended June 30, 2014 and an increase in depreciation expense of $1.7 million associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by a $4.0 million decrease in depletion expense at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense as a percentage of revenues increased 0.3 percentage points to 11.2% for the three months ended June 30, 2015, from 10.9% for the three months ended June 30, 2014. Depreciation expense as a percentage of revenues increased 0.1 percentage points to 11.3% for the six months ended June 30, 2015, from 11.2% for the six months ended June 30, 2014. The increases as a percentage of revenues were due primarily to depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.6 million, or 8.1%, to $7.3 million for the three months ended June 30, 2015, from $6.7 million for the three months ended June 30, 2014. Amortization of intangibles expense increased $0.8 million, or 6.0%, to $14.3 million for the six months ended June 30, 2015, from $13.5 million for the six months ended June 30, 2014. Amortization expense as a percentage of revenues increased 0.1 percentage points to 1.4% for the three and six months ended June 30, 2015, from 1.3% for the three and six months ended June 30, 2014. The increases as a percentage of revenues were attributable to additional amortization expense during the three and six months ended June 30, 2015 from acquisitions closed during, or subsequent to, the three and six months ended June 30, 2014.

Impairments and Other Operating Charges (Gains). Impairments and other operating charges (gains) decreased $0.8 million, to an income total of $0.3 million for the three months ended June 30, 2015, from an income total of $1.1 million for the three months ended June 30, 2014. Impairments and other operating charges (gains) decreased $0.8 million, to an expense total of $0.3 million for the six months ended June 30, 2015, from an income total of $0.5 million for the six months ended June 30, 2014. The decreases were attributable to a $0.7 million gain recorded during the three and six months ended June 30, 2014 from the sale of a former operating location and $0.1 million of other net changes.

Operating Income.  Operating income decreased $8.5 million, or 7.1%, to $110.0 million for the three months ended June 30, 2015, from $118.5 million for the three months ended June 30, 2014.  The decrease was attributable to the $10.5 million increase in costs of operations, $2.5 million increase in depreciation expense, $0.8 million increase in SG&A expense, $0.8 million decrease in other operating gains and $0.6 million increase in amortization of intangibles expense, partially offset by the $6.6 million increase in revenues.

Operating income decreased $6.5 million, or 3.0%, to $211.9 million for the six months ended June 30, 2015, from $218.4 million for the six months ended June 30, 2014.  The decrease was attributable to the $28.6 million increase in costs of operations, $4.0 million increase in depreciation expense, $3.2 million increase in SG&A expense, $0.8 million decrease in other operating gains and $0.8 million increase in amortization of intangibles expense, partially offset by the $31.0 million increase in revenues.

Operating income as a percentage of revenues decreased 1.8 percentage points to 20.7% for the three months ended June 30, 2015, from 22.5% for the three months ended June 30, 2014.  The decrease as a percentage of revenues was comprised of a 1.3 percentage point increase in cost of operations, 0.3 percentage point increase in depreciation expense, 0.1 percentage point increase in amortization expense and 0.1 percentage point decrease in other operating gains.

Operating income as a percentage of revenues decreased 1.3 percentage points to 20.4% for the six months ended June 30, 2015, from 21.7% for the six months ended June 30, 2014.  The decrease as a percentage of revenues was comprised of a 1.1 percentage point increase in cost of operations, 0.1 percentage point increase in depreciation expense and 0.1 percentage point increase in amortization expense.

Interest Expense.  Interest expense decreased $0.6 million, or 3.9%, to $15.3 million for the three months ended June 30, 2015, from $15.9 million for the three months ended June 30, 2014, resulting from a decrease of $1.1 million due to refinancing and replacing our prior term loan agreement and prior credit agreement with our new revolving credit and term loan agreement, resulting in a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings, partially offset by an increase of $0.5 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed subsequent to June 30, 2014.

Interest expense decreased $1.9 million, or 5.6%, to $31.0 million for the six months ended June 30, 2015, from $32.9 million for the six months ended June 30, 2014, resulting from a decrease of $2.6 million due to refinancing and replacing our prior term loan agreement and prior credit agreement with our new revolving credit and term loan agreement resulting in a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings and a $0.4 million decrease from other net changes, partially offset by an increase of $1.1 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed subsequent to June 30, 2014.

Other Income (Expense), Net.  Other income (expense), net, decreased $0.8 million, to an income total of $0.1 million for the three months ended June 30, 2015, from an income total of $0.9 million for the three months ended June 30, 2014. The decrease was primarily attributable to a $0.5 million decrease in investment income and $0.3 million of other net changes.

Other income (expense), net, decreased $1.2 million, to an expense total of $0.1 million for the six months ended June 30, 2015, from an income total of $1.1 million for the six months ended June 30, 2014. The decrease was primarily attributable to recording an expense charge of $0.6 million for the write off of a portion of unamortized debt issuance costs resulting from refinancing our prior term loan agreement and prior credit agreement, a $0.3 million decrease in investment income and $0.3 million of other net changes.

Income Tax Provision.  Income taxes decreased $3.3 million, or 8.3%, to $37.2 million for the three months ended June 30, 2015, from $40.5 million for the three months ended June 30, 2014.

Income taxes decreased $3.5 million, or 4.6%, to $71.0 million for the six months ended June 30, 2015, from $74.5 million for the six months ended June 30, 2014.

Our effective tax rate was 39.2% for the three months ended June 30, 2015 and 2014.

Our effective tax rates for the six months ended June 30, 2015 and 2014, were 39.3% and 39.9%, respectively. During the six months ended June 30, 2014, a non-recurring adjustment in deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act increased our income tax expense and our effective tax rate by $1.2 million and 0.7 percentage points, respectively.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands).

	Three months ended June 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$342,583	$(981)	$341,602	64.3%
Solid waste disposal and transfer	171,932	(64,838)	107,094	20.1
Solid waste recycling	12,332	(278)	12,054	2.3
E&P waste treatment, recovery and disposal	55,851	(3,362)	52,489	9.9
Intermodal and other	18,073	-	18,073	3.4
Total	$600,771	$(69,459)	$531,312	100.0%

	Three months ended June 30, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$322,763	$(903)	$321,860	61.3%
Solid waste disposal and transfer	158,913	(61,091)	97,822	18.7
Solid waste recycling	14,836	(485)	14,351	2.7
E&P waste treatment, recovery and disposal	82,646	(3,717)	78,929	15.1
Intermodal and other	11,970	(239)	11,731	2.2
Total	$591,128	$(66,435)	$524,693	100.0%

	Six months ended June 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$669,588	$(1,900)	$667,688	64.4%
Solid waste disposal and transfer	314,362	(121,164)	193,198	18.6
Solid waste recycling	23,401	(499)	22,902	2.2
E&P waste treatment, recovery and disposal	128,408	(7,360)	121,048	11.7
Intermodal and other	32,576	-	32,576	3.1
Total	$1,168,335	$(130,923)	$1,037,412	100.0%

	Six months ended June 30, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$628,766	$(1,750)	$627,016	62.3%
Solid waste disposal and transfer	294,476	(113,599)	180,877	18.0
Solid waste recycling	29,739	(1,104)	28,635	2.8
E&P waste treatment, recovery and disposal	155,964	(8,482)	147,482	14.7
Intermodal and other	22,842	(450)	22,392	2.2
Total	$1,131,787	$(125,385)	$1,006,402	100.0%

Our CODM evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA.  Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  Our management uses segment EBITDA in the evaluation of segment operating performance because it is a profit measure that is generally within the control of the operating segments.

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Western	$222,388	41.8%	$206,269	39.3%	$428,014	41.3%	$401,624	39.9%
Central	149,812	28.2	141,916	27.0	284,747	27.4	270,982	26.9
Eastern	107,215	20.2	100,058	19.1	205,239	19.8	191,384	19.0
E&P	51,897	9.8	76,450	14.6	119,412	11.5	142,412	14.2
	$531,312	100.0%	$524,693	100.0%	$1,037,412	100.0%	$1,006,402	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of segment revenues for the periods indicated:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Western	$73,015	32.8%	$63,262	30.7%	$141,907	33.2%	$125,754	31.3%
Central	51,722	34.5	48,819	34.4	99,072	34.8	94,662	34.9
Eastern	32,832	30.6	30,768	30.8	62,904	30.6	57,904	30.3
E&P	16,203	31.2	40,716	53.3	37,179	31.1	72,196	50.7
Corporate(a)	2,839	-	(2,348)	-	2,381	-	(6,297)	-
	$176,611	33.2%	$181,217	34.5%	$343,443	33.1%	$344,219	34.2%

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

Significant changes in revenue and segment EBITDA for our reportable segments for the three and six month periods ended June 30, 2015, compared to the three and six month periods ended June 30, 2014, are discussed below:

Segment Revenue

Revenue in our Western segment increased $16.1 million, or 7.8%, to $222.4 million for the three months ended June 30, 2015, from $206.3 million for the three months ended June 30, 2014.  The components of the increase consisted of solid waste volume increases of $8.0 million with lower landfill municipal solid waste revenues being offset by increases associated with our residential, commercial and roll off collection operations, transfer stations and landfill special waste revenues, intermodal revenue increases of $6.7 million due to a new large intermodal customer and higher cargo volume with existing customers, net price increases of $3.1 million and other revenue increases of $0.5 million, partially offset by recyclable commodity sales decreases of $0.2 million and $1.2 million resulting from the closure of a recycling operation in April 2014 and declines in the price of recyclable commodities, respectively, and decreases of $0.8 million from reduced E&P disposal volumes.

Revenue in our Western segment increased $26.4 million, or 6.6%, to $428.0 million for the six months ended June 30, 2015, from $401.6 million for the six months ended June 30, 2014.  The components of the increase consisted of solid waste volume increases of $14.9 million with lower landfill municipal solid waste revenues being offset by increases associated with our residential, commercial and roll off collection operations, transfer stations and landfill special waste revenues, intermodal revenue increases of $10.5 million due to a new large intermodal customer and higher cargo volume with existing customers, net price increases of $6.2 million and other revenue increases of $0.9 million, partially offset by recyclable commodity sales decreases of $2.0 million and $2.5 million resulting from the closure of a recycling operation in April 2014 and declines in the price of recyclable commodities, respectively, and decreases of $1.6 million from reduced E&P disposal volumes.

Revenue in our Central segment increased $7.9 million, or 5.6%, to $149.8 million for the three months ended June 30, 2015, from $141.9 million for the three months ended June 30, 2014.  The components of the increase consisted of net price increases of $6.6 million, E&P disposal volume increases of $0.6 million due primarily to additional waste volumes received from an existing customer, solid waste volume increases of $0.4 million associated with increases in commercial collection volumes, transfer station volumes and landfill volumes exceeding declines in residential collection volumes and other revenue increases of $0.3 million.

Revenue in our Central segment increased $13.7 million, or 5.1%, to $284.7 million for the six months ended June 30, 2015, from $271.0 million for the six months ended June 30, 2014.  The components of the increase consisted of net price increases of $12.2 million, E&P disposal volume increases of $1.5 million and $0.8 million of other revenue increases, partially offset by $0.8 million of decreases primarily from declines in residential collection volumes and landfill special waste volumes exceeding increases in transfer station volumes, commercial collection volumes and roll off collection volumes.

Revenue in our Eastern segment increased $7.1 million, or 7.2%, to $107.2 million for the three months ended June 30, 2015, from $100.1 million for the three months ended June 30, 2014.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2014, of $4.0 million, net price increases of $2.6 million and solid waste volume increases of $2.1 million primarily from volume increases in our roll off collection business, transfer station volumes and landfill collection and demolition volumes exceeding decreases in residential collection volumes and landfill special waste volumes, partially offset by recyclable commodity sales decreases of $0.7 million due primarily to declines in the price of recyclable commodities and other revenue decreases of $0.9 million.

Revenue in our Eastern segment increased $13.8 million, or 7.2%, to $205.2 million for the six months ended June 30, 2015, from $191.4 million for the six months ended June 30, 2014.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2014, of $7.8 million, net price increases of $5.6 million and solid waste volume increases of $2.8 million primarily from volume increases in our roll off collection business, transfer station volumes and landfill collection and demolition volumes exceeding decreases in residential collection volumes and landfill special waste volumes, partially offset by recyclable commodity sales decreases of $1.2 million due primarily to declines in the price of recyclable commodities and other revenue decreases of $1.2 million.

Revenue in our E&P segment decreased $24.6 million, or 32.1%, to $51.9 million for the three months ended June 30, 2015, from $76.5 million for the three months ended June 30, 2014.  The components of the decrease consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended June 30, 2014, of $6.7 million and $0.9 million of revenue from two new E&P disposal facilities opened subsequent to June 30, 2014, more than offset by $32.2 million of revenue decreases at facilities owned and fully-operated in each of the comparable periods. During the three months ended June 30, 2015, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.

Revenue in our E&P segment decreased $23.0 million, or 16.2%, to $119.4 million for the six months ended June 30, 2015, from $142.4 million for the six months ended June 30, 2014.  The components of the decrease consisted of revenue growth from acquisitions closed during, or subsequent to, the six months ended June 30, 2014, of $16.4 million, an increase in volume of $2.8 million from an E&P site which commenced operations in 2014 and increased the scale of its operations during the six months ended June 30, 2014 and $1.4 million of revenue from two new E&P disposal facilities opened subsequent to June 30, 2014, more than offset by $43.6 million of revenue decreases at facilities owned and fully-operated in each of the comparable periods. During the six months ended June 30, 2015, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.

Segment EBITDA

Segment EBITDA in our Western segment increased $9.7 million, or 15.4%, to $73.0 million for the three months ended June 30, 2015, from $63.3 million for the three months ended June 30, 2014.  The increase was primarily due to an increase in revenues of $16.1 million and a decrease in fuel expense of $2.0 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by an increase in rail transportation expenses at our intermodal operations of $2.8 million due to increased rail cargo volume, an increase in direct and administrative labor expenses of $2.1 million due primarily to employee pay rate increases, an increase in third-party disposal expense of $1.4 million due to increased collection volumes and disposal rate increases, an increase in taxes on revenues of $1.2 million due to increased revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.5 million due to variability in the timing and severity of major repairs and an increase in corporate overhead expense allocations of $0.4 million due primarily to revenue growth.

Segment EBITDA in our Western segment increased $16.1 million, or 12.8%, to $141.9 million for the six months ended June 30, 2015, from $125.8 million for the six months ended June 30, 2014.  The increase was primarily due to an increase in revenues of $26.4 million, a decrease in fuel expense of $4.3 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $2.4 million due primarily to adjustments to projected losses on prior period claims, partially offset by an increase in rail transportation expenses at our intermodal operations of $4.5 million due to increased rail cargo volume, an increase in direct and administrative labor expenses of $3.3 million due primarily to employee pay rate increases, an increase in third-party disposal expense of $3.1 million due to increased collection volumes and disposal rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $1.5 million due to increased revenues, an increase in corporate overhead expense allocations of $0.6 million due primarily to revenue growth, an increase in third-party trucking and transportation expenses of $0.5 million due to increased transfer station volumes that require us to transport the waste to our disposal sites, an increase in employee medical benefits expenses of $0.5 million resulting from increased claims cost, a $0.4 million increase in legal expenses, a net $0.4 million increase in cost of operations and SG&A expenses attributable to acquired operations and $0.7 million of other net expense increases.

Segment EBITDA in our Central segment increased $2.9 million, or 5.9%, to $51.7 million for the three months ended June 30, 2015, from $48.8 million for the three months ended June 30, 2014.  The increase was primarily due to an increase in revenues of $7.9 million and a decrease in fuel expense of $1.0 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by an increase in direct and administrative labor expenses of $1.4 million due primarily to employee pay rate increases, an increase in third-party disposal expense of $1.2 million due to disposal rate increases, changes in internalization in certain markets and increased transfer station volumes, an increase in corporate overhead expense allocations of $1.2 million due primarily to revenue growth and an increase to the overhead allocation rate, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.8 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $0.8 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills and an increase in professional fees of $0.6 million due primarily to increased expenses for legal and sales consulting services.

Segment EBITDA in our Central segment increased $4.4 million, or 4.7%, to $99.1 million for the six months ended June 30, 2015, from $94.7 million for the six months ended June 30, 2014.  The increase was primarily due to an increase in revenues of $13.7 million and a decrease in fuel expense of $2.0 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by an increase in direct and administrative labor expenses of $3.1 million due primarily to employee pay rate increases, an increase in third-party disposal expense of $2.3 million due to disposal rate increases, changes in internalization in certain markets and increased transfer station volumes, an increase in corporate overhead expense allocations of $2.3 million due primarily to revenue growth and an increase to the overhead allocation rate, an increase in third-party trucking and transportation expenses of $1.8 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in professional fees of $1.1 million due primarily to increased expenses for legal and sales consulting services and an increase in truck, container, equipment and facility maintenance and repair expenses of $0.7 million due to variability in the timing and severity of major repairs.

Segment EBITDA in our Eastern segment increased $2.0 million, or 6.7%, to $32.8 million for the three months ended June 30, 2015, from $30.8 million for the three months ended June 30, 2014.  The increase was primarily due to an increase in revenues of $7.1 million, a decrease in fuel expense of $1.3 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease of $0.7 million associated with the cost of contracted landfill construction services we performed during the prior year period at a landfill we operate, partially offset by a net $2.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.1 million due to variability in the timing and severity of major repairs, an increase in direct and administrative labor expenses of $1.1 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in corporate overhead expense allocations of $1.0 million due primarily to revenue growth, an increase in third-party trucking and transportation expenses of $0.9 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills and $0.3 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $5.0 million, or 8.6%, to $62.9 million for the six months ended June 30, 2015, from $57.9 million for the six months ended June 30, 2014.  The increase was primarily due to an increase in revenues of $13.8 million, a decrease in fuel expense of $2.9 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in disposal expenses of $1.2 million due primarily to increased internalization of collected waste volumes in our Albany, NY market and a decrease of $0.7 million associated with the cost of contracted landfill construction services we performed during the prior year period at a landfill we operate, partially offset by a net $5.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $2.4 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in corporate overhead expense allocations of $1.9 million due primarily to revenue growth, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.5 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.3 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in taxes on revenues of $0.5 million at a new landfill site that commenced operations in 2015 and $0.7 million of other net expense increases.

Segment EBITDA in our E&P segment decreased $24.5 million, or 60.2%, to $16.2 million for the three months ended June 30, 2015, from $40.7 million for the three months ended June 30, 2014.  The decrease was primarily due to a $24.6 million decrease in revenues and a net $4.2 million increase in cost of operations and SG&A expenses attributable to acquired operations, partially offset by decreased equipment operating expenses of $0.6 million from the restructuring of an equipment operating agreement in 2015 that resulted in a third party equipment operator being financially responsible for equipment operating and maintenance expenses, and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased fuel expenses of $0.9 million; decreased trucking and transportation expenses of $0.8 million; decreased equipment repair expenses of $0.7 million; decreased labor and benefits expenses of $0.6 million; decreased equipment rental expenses of $0.6 million; and $0.1 million of other expense decreases.

Segment EBITDA in our E&P segment decreased $35.0 million, or 48.5%, to $37.2 million for the six months ended June 30, 2015, from $72.2 million for the six months ended June 30, 2014.  The decrease was primarily due to a $23.0 million decrease in revenues, a net $10.3 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase of $5.0 million in expenses due to site clean-up and remediation work during the first quarter of 2015 associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites and an increase of $1.5 million due to start-up related expenses at two new E&P disposal facilities during the first quarter of 2015, partially offset by decreased equipment operating expenses of $1.0 million from the restructuring of an equipment operating agreement in 2015 that resulted in a third party equipment operator being financially responsible for equipment operating and maintenance expenses, and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased fuel expenses of $1.8 million; decreased third party trucking and transportation expenses of $0.8 million; decreased equipment repair expenses of $0.7 million; and $0.5 million of other expense decreases.

Segment EBITDA at Corporate increased $5.1 million, to income of $2.8 million for the three months ended June 30, 2015, from a loss of $2.3 million for the three months ended June 30, 2014.  The increase was due to an increase in revenue-based corporate overhead expense allocations to our segments of $3.0 million due primarily to our revenue growth in our solid waste segments and an increase in the allocation rate to our Central and Eastern segments, a decrease in accrued cash incentive compensation expense of $1.1 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period, a decrease in equity-based compensation expense of $0.5 million due primarily to a decrease in the total shares expected to vest associated with performance-based restricted stock units granted in 2014, a decrease in direct acquisition expenses of $0.3 million due to a decrease in acquisition activity and $0.2 million of other net expense decreases.

Segment EBITDA at Corporate increased $8.7 million, to income of $2.4 million for the six months ended June 30, 2015, from a loss of $6.3 million for the six months ended June 30, 2014.  The increase was due to an increase in revenue-based corporate overhead expense allocations to our segments of $5.6 million due primarily to our revenue growth in our solid waste segments and an increase in the allocation rate to our Central and Eastern segments, a decrease in accrued cash incentive compensation expense of $2.6 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period and $0.5 million of other net expense decreases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the six month periods ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$319,217	$279,681
Net cash used in investing activities	(191,740)	(107,995)
Net cash used in financing activities	(126,206)	(163,873)
Net increase in cash and equivalents	1,271	7,813
Cash and equivalents at beginning of period	14,353	13,591
Cash and equivalents at end of period	$15,624	$21,404

Operating Activities Cash Flows

For the six months ended June 30, 2015, net cash provided by operating activities was $319.2 million.  For the six months ended June 30, 2014, net cash provided by operating activities was $279.7 million.  The $39.5 million increase was due primarily to the following:

1)	A decrease in net income of $2.4 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $21.7 million. Cash provided by operating assets and liabilities, net of effects from acquisitions, was $50.2 million and $28.5 million for the six months ended June 30, 2015 and 2014, respectively. The significant components of the $50.2 million in net cash inflows from changes in operating assets and liabilities, net of effects from acquisitions, for the six months ended June 30, 2015, include the following:
a)	an increase in cash resulting from a $14.6 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes, a decrease in prepaid insurance premiums due to the amortization of policies renewed on an annual basis and a decrease in prepaid property taxes and vehicle licenses which are paid on an annual basis;
b)	an increase in cash resulting from a $13.3 million increase in accounts payable due primarily to the timing of vendor payments;
c)	an increase in cash resulting from an increase in accrued liabilities of $11.0 million due primarily to an increase in accrued income taxes as we did not remit an estimated federal tax payment for 2015 during the six months ended June 30, 2015 and an increase in accrued payroll-related expenses due to our pay cycle timing resulting in additional days of accrual at June 30, 2015, partially offset by a decrease in accrued cash incentive compensation expense due to the payment of annual cash incentive compensation for 2014 during the six months ended June 30, 2015;
d)	an increase in cash resulting from an $8.8 million decrease in accounts receivable due, in part, to improved collection results; and
e)	an increase in cash resulting from a $2.0 million increase in deferred revenue due primarily to increased solid waste collection revenues and the timing of billing for those services;
2)	An increase in depreciation expense of $4.0 million due primarily to increased depreciation expense resulting from increased capital expenditures;
3)	An increase of $5.2 million attributable to a decrease in the excess tax benefits associated with equity-based compensation, due to a decrease in stock option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us; and
4)	An increase in our provision for deferred taxes of $7.6 million due primarily to tax deductible timing differences associated with accrued expenses and equity-based compensation.

As of June 30, 2015, we had a working capital deficit of $44.8 million, including cash and equivalents of $15.6 million.  Our working capital deficit increased $50.6 million from a working capital surplus of $5.8 million at December 31, 2014, including cash and equivalents of $14.4 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $83.7 million to $191.7 million for the six months ended June 30, 2015, from $108.0 million for the six months ended June 30, 2014.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $62.1 million primarily due to the acquisition of five solid waste collection businesses, an E&P waste stream treatment and recycling business and a permitted, development stage E&P landfill site during the six months ended June 30, 2015; and
2)	An increase in capital expenditures for property and equipment of $18.5 million due primarily to expenditures for acquisitions closed subsequent to June 30, 2014, expenditures for a new E&P liquid waste injection well, increases in landfill site cost construction and increases in expenditures for equipment.

Financing Activities Cash Flows

Net cash used in financing activities decreased $37.7 million to $126.2 million for the six months ended June 30, 2015, from $163.9 million for the six months ended June 30, 2014.  The significant components of the decrease include the following:

1)	A decrease in net repayments of long-term borrowings of $92.5 million due primarily to increased proceeds from borrowings under our credit agreement as a result of the increases in payments for acquisitions and payments to repurchase our common stock during the six months ended June 30, 2015; less
2)	An increase in payments to repurchase our common stock of $41.3 million due to no shares being repurchased during the six months ended June 30, 2014; less
3)	A decrease of $5.2 million attributable to a decrease in the excess tax benefits associated with equity-based compensation, due to a decrease in stock option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us; less
4)	An increase in payments for debt issuance costs of $3.0 million incurred in connection with our new revolving credit and term loan agreement that we entered into in January 2015; less
5)	An increase in cash dividends paid of $3.7 million due to an increase in our quarterly dividend rate to $0.13 per share for the six months ended June 30, 2015, from a quarterly dividend rate of $0.115 per share for the six months ended June 30, 2014.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2017. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of June 30, 2015 and 2014, we had repurchased in aggregate 40.9 million and 39.9 million shares, respectively, of our common stock at an aggregate cost of $832.7 million and $784.0 million, respectively.  As of June 30, 2015, the remaining maximum dollar value of shares available for purchase under the program was approximately $367.3 million. No shares were repurchased under the program during the six months ended June 30, 2014.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2014, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.115 to $0.13 per share. Cash dividends of $32.2 million and $28.5 million were paid during the six months ended June 30, 2015 and 2014, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $102.2 million in capital expenditures during the six months ended June 30, 2015.  We expect to make capital expenditures of approximately $210 million in 2015 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2015 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit agreement or raise other capital.  Our access to funds under the credit agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

On January 26, 2015, we entered into a new revolving credit and term loan agreement, or the credit agreement, with Bank of America, N.A., as administrative agent, and the other lenders from time to time party thereto, or the Lenders, which refinanced and replaced our prior credit agreement and our prior term loan agreement. The credit agreement consists of a $1.2 billion revolving credit facility and an $800 million term loan. Under the credit agreement, we may request increases in the aggregate commitments under the revolving credit facility and one or more additional term loans, provided that the aggregate principal amount of commitments and term loans never exceeds $2.3 billion. Under the credit agreement, swing line loans may be issued at our request in an aggregate amount not to exceed a $35 million sublimit and letters of credit may be issued at our request in an aggregate amount not to exceed a $250 million sublimit; however, both the issuance of swing line loans and letters of credit reduce the amount of total borrowings available.  As of June 30, 2015, we had $1.296 billion outstanding under our credit agreement, exclusive of outstanding standby letters of credit of $73.1 million.

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

On July 15, 2008, we and certain accredited institutional investors entered into a Master Note Purchase Agreement, as amended, or the Master Note Agreement.  On June 11, 2015, we and certain accredited institutional investors entered into a Third Supplement to Master Note Purchase Agreement, or the Third Supplement, pursuant to the terms and conditions of the Master Note Agreement.  Pursuant to the Third Supplement, on August 20, 2015, we intend to issue and sell to those investors $500 million of senior unsecured notes at fixed interest rates with interest payable in arrears semi-annually on February 20 and August 20 beginning on February 20, 2016, or the 2015A Notes, in a private placement. The 2015A Notes are one of a series of additional notes that may be issued pursuant to the Master Note Agreement.

We intend to issue and sell two tranches of the 2015A Notes: $125 million of the 2015A Notes will mature on August 20, 2022 with an annual interest rate of 3.09%; and $375 million of the 2015A Notes will mature on August 20, 2025 with an annual interest rate of 3.41%. The principal of each tranche of the 2015A Notes is payable at the maturity of that tranche.

 The 2015A Notes are unsecured obligations and rank pari passu with the $600 million of existing notes outstanding under the Master Note Agreement and the obligations under the credit agreement. We intend to use the proceeds from the sale of the 2015A Notes to reduce borrowings under our credit facility and for general corporate purposes, including acquisitions.

 The 2015A Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2015A Notes may be accelerated by the holders of the 2015A Notes. The 2015A Notes may also be prepaid by us at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the 2015A Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, we will be required to offer to prepay the 2015A Notes upon certain changes in control.

 We may issue additional series of senior unsecured notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the outstanding notes, including the 2015A Notes, shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $1.25 billion. Following the issuance of the 2015A Notes, we will have $1.1 billion of Notes outstanding under the Master Note Agreement.

As of June 30, 2015, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$1,939,427	$3,942	$66,900	$1,747,317	$121,268
Cash interest payments	$220,111	$54,160	$91,185	$66,663	$8,103
Contingent consideration	$97,960	$24,056	$15,412	$21,415	$37,077
Final capping, closure and post-closure	$725,856	$-	$5,517	$2,838	$717,501

Long-term debt payments include:

1)	$496.0 million in principal payments due January 2020 related to our revolving credit facility under our new credit agreement. We may elect to draw amounts on our credit agreement in either base rate loans or LIBOR loans. At June 30, 2015, $493.0 million of the outstanding borrowings drawn under the revolving credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.39% at June 30, 2015) and $3.0 million of the outstanding borrowings drawn under the revolving credit facility were in swing line loans, which bear interest at the base rate plus the applicable base rate margin (approximately 3.45% at June 30, 2015).

2)	$800.0 million in principal payments due January 2020 related to our term loan under our new credit agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At June 30, 2015, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.38% at June 30, 2015).

3)	$175.0 million in principal payments due October 1, 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2015 Notes on October 1, 2015 using borrowings under our credit agreement.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2016 Notes on April 1, 2016 using borrowings under our credit agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$31.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (between 0.12% and 0.16%) at June 30, 2015. The tax-exempt bonds have maturity dates ranging from 2018 to 2033.

9)	$12.0 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at June 30, 2015, and have maturity dates ranging from 2015 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit agreement using the LIBOR rate plus the applicable LIBOR margin at June 30, 2015. We assumed the credit agreement is paid off when it matures in January 2020.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $73.1 million recorded as liabilities in our condensed consolidated financial statements at June 30, 2015, and $24.9 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$132,578	$17,299	$29,769	$19,966	$65,544
Unconditional purchase obligations	$41,069	$22,221	$18,848	$-	$-

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At June 30, 2015, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 13.6 million gallons remaining to be purchased for a total of $41.1 million. The current fuel purchase contracts expire on or before December 31, 2017. These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $445.3 million and $437.0 million at June 30, 2015 and December 31, 2014, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the six months ended June 30, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the six month periods ended June 30, 2015 and 2014, at all of our landfills during the respective period, is shown below (tons in thousands):

	Six months ended June 30,
	2015		2014
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	54	9,995	50	9,684
Operated landfills	5	237	5	240
	59	10,232	55	9,924

NON-GAAP FINANCIAL MEASURES

Free Cash Flow

We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate free cash flow differently.  Our free cash flow for the six month periods ended June 30, 2015 and 2014, are calculated as follows (amounts in thousands):

	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$319,217	$279,681
Plus/less: Change in book overdraft	(21)	18
Plus: Proceeds from disposal of assets	1,290	5,863
Plus: Excess tax benefit associated with equity-based compensation	1,850	7,096
Less: Capital expenditures for property and equipment	(102,170)	(83,679)
Less: Distributions to noncontrolling interests	(43)	(371)
Free cash flow	$220,123	$208,608

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus loss or gain on impairments or other operating charges, plus other expense, less other income.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and six month periods ended June 30, 2015 and 2014, are calculated as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$57,641	$62,900	$109,723	$112,122
Plus: Income tax provision	37,153	40,537	71,020	74,470
Plus: Interest expense	15,322	15,940	31,018	32,851
Plus: Depreciation and amortization	66,903	63,825	131,208	126,378
Plus: Closure and post-closure accretion	987	861	1,942	1,739
Plus/less: Impairments and other operating charges (gains) (a)	(316)	(1,074)	346	(549)
Plus/less: Other expense (income), net	(92)	(911)	128	(1,053)
Adjustments:
Plus: Acquisition-related costs (b)	82	390	594	648
Adjusted EBITDA	$177,680	$182,468	$345,979	$346,606

(a)	Reflects the addback of impairments and other operating charges (gains).
(b)	Reflects the addback of acquisition-related transaction costs.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the three and six month periods ended June 30, 2015 and 2014, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Reported net income attributable to Waste Connections	$57,360	$62,664	$109,184	$111,679
Adjustments:
Amortization of intangibles (a)	7,264	6,720	14,263	13,456
Acquisition-related costs (b)	82	390	594	648
Impairments and other operating charges (gains) (c)	(316)	(1,074)	346	(549)
Tax effect (d)	(2,696)	(2,315)	(5,830)	(5,198)
Impact of deferred tax adjustment (e)	-	-	-	1,220
Adjusted net income attributable to Waste Connections	$61,694	$66,385	$118,557	$121,256

Diluted earnings per common share attributable to Waste Connections’ common stockholders:
Reported net income	$0.46	$0.50	$0.88	$0.89
Adjusted net income	$0.50	$0.53	$0.95	$0.97

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related transaction costs.
(c)	Reflects the addback of impairments and other operating charges (gains).
(d)	The aggregate tax effect of the adjustments in footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.
(e)	Reflects the elimination of an increase to the income tax provision associated with an increase in our deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act on March 31, 2014.

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

At June 30, 2015, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at June 30, 2015 and December 31, 2014, of $1.052 billion and $946.4 million, respectively, including floating rate debt under our credit agreement and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of June 30, 2015 and December 31, 2014, would decrease our annual pre-tax income by approximately $10.5 million and $9.5 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At June 30, 2015, our derivative instruments included three fuel hedge agreements as follows:

Date Entered	Notional Amount (in gallons per month)	Diesel Rate Paid Fixed	Diesel Rate Received Variable	Effective Date	Expiration Date
June 2012	300,000	$3.600	DOE Diesel Fuel Index*	January 2014	December 2015
May 2015	300,000	$3.280	DOE Diesel Fuel Index*	January 2016	December 2017
May 2015	200,000	$3.275	DOE Diesel Fuel Index*	January 2016	December 2017

*	If the national U.S. on-highway average price for a gallon of diesel fuel (“average price”), as published by the Department of Energy, exceeds the contract price per gallon, we receive the difference between the average price and the contract price (multiplied by the notional number of gallons) from the counterparty. If the average price is less than the contract price per gallon, we pay the difference to the counterparty.

Under derivatives and hedging guidance, the fuel hedges are considered cash flow hedges for a portion of our forecasted diesel fuel purchases, and we apply hedge accounting to account for these instruments.

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2015, we expect to purchase approximately 32.3 million gallons of fuel, of which 19.3 million gallons will be purchased at market prices, 9.4 million gallons will be purchased under our fixed price fuel purchase contracts and 3.6 million gallons are hedged at a fixed price under our fuel hedge agreements. During the six month period of July 1, 2015 to December 31, 2015, we expect to purchase approximately 9.6 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining six months in 2015 would decrease our pre-tax income during this period by approximately $1.0 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 35 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the six months ended June 30, 2015 and 2014, would have had a $2.3 million and $2.9 million impact on revenues for the six months ended June 30, 2015 and 2014, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2015, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended June 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

Information regarding our legal proceedings can be found in Note 15 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of June 30, 2015, we have repurchased approximately 40.9 million shares of our common stock at a cost of $832.7 million, or an average price of $20.34 per share.  The table below reflects repurchases we made during the three months ended June 30, 2015 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
4/1/15 – 4/30/15	-	$-	-	$390,277
5/1/15 – 5/31/15	-	-	-	390,277
6/1/15 – 6/30/15	475,100	48.30	475,100	367,332
	475,100	48.30	475,100

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6.       Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: July 28, 2015	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: July 28, 2015	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective July 17, 2014 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 21, 2014)

4.1	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on July 18, 2008)

4.2	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on August 5, 2009)

4.3	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on October 27, 2009)

4.4	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on November 26, 2010)

4.5	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on April 5, 2011)

4.6	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-K filed on February 8, 2012)

4.7	Amendment No. 4 to Master Note Purchase Agreement, dated as of August 9, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 8-K filed on August 14, 2013)

4.8	Amendment No. 5 to Master Note Purchase Agreement, dated as of February 20, 2015 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on February 26, 2015)

4.9	Third Supplement to Master Note Purchase Agreement, dated as of June 11, 2015 (incorporated by reference to the exhibit filed with the Registrant's Form 8-K filed on June 12, 2015)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description of Exhibits

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+ Management contract or compensatory plan, contract or arrangement.

