Form 10-Q
period 2015-09-30
Waste Connections, Inc.
filed 2015-11-05
CIK 1057058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock: As of October 30, 2015: 122,369,379 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$23,553	$14,353
Accounts receivable, net of allowance for doubtful accounts of $7,924 and $9,175 at September 30, 2015 and December 31, 2014, respectively	255,976	259,969
Deferred income taxes	48,407	49,508
Prepaid expenses and other current assets	32,988	42,314
Total current assets	360,924	366,144

Property and equipment, net	2,555,254	2,594,205
Goodwill	1,319,970	1,693,789
Intangible assets, net	496,409	509,995
Restricted assets	42,505	40,841
Other assets, net	39,661	40,293
	$4,814,723	$5,245,267
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138,718	$120,717
Book overdraft	12,510	12,446
Accrued liabilities	150,352	120,947
Deferred revenue	82,902	80,915
Current portion of contingent consideration	25,981	21,637
Current portion of long-term debt and notes payable	3,637	3,649
Total current liabilities	414,100	360,311

Long-term debt and notes payable	1,946,854	1,971,152
Long-term portion of contingent consideration	27,128	48,528
Other long-term liabilities	105,534	92,900
Deferred income taxes	371,073	538,635
Total liabilities	2,864,689	3,011,526

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 123,419,887 and 123,984,527 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,234	1,240
Additional paid-in capital	780,060	811,289
Accumulated other comprehensive loss	(13,236)	(5,593)
Treasury stock at cost, 1,050,820 shares outstanding at September 30, 2015	(49,458)	-
Retained earnings	1,225,178	1,421,249
Total Waste Connections’ equity	1,943,778	2,228,185
Noncontrolling interest in subsidiaries	6,256	5,556
Total equity	1,950,034	2,233,741
	$4,814,723	$5,245,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues	$547,938	$546,551	$1,585,350	$1,552,953
Operating expenses:
Cost of operations	300,910	297,849	879,470	847,860
Selling, general and administrative	59,799	57,991	175,208	170,163
Depreciation	61,373	58,998	178,318	171,920
Amortization of intangibles	7,195	6,702	21,458	20,158
Impairments and other operating charges	493,813	9,120	494,158	8,572
Operating income (loss)	(375,152)	115,891	(163,262)	334,280

Interest expense	(16,367)	(15,815)	(47,386)	(48,666)
Other income (expense), net	(1,303)	(269)	(1,430)	785
Income (loss) before income tax provision	(392,822)	99,807	(212,078)	286,399
Income tax (provision) benefit	136,017	(39,523)	64,996	(113,992)
Net income (loss)	(256,805)	60,284	(147,082)	172,407
Less: Net income attributable to noncontrolling interests	(204)	(200)	(743)	(644)
Net income (loss) attributable to Waste Connections	$(257,009)	$60,084	$(147,825)	$171,763
Earnings (loss) per common share attributable to Waste Connections’ common stockholders:
Basic	$(2.08)	$0.48	$(1.19)	$1.38
Diluted	$(2.08)	$0.48	$(1.19)	$1.38
Shares used in the per share calculations:
Basic	123,269,902	124,342,493	123,783,217	124,179,478
Diluted	123,269,902	124,769,981	123,783,217	124,778,292

Cash dividends per common share	$0.13	$0.115	$0.39	$0.345

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(256,805)	$60,284	$(147,082)	$172,407

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,041	1,313	3,114	3,267
Fuel hedge amounts reclassified into cost of operations	874	(214)	2,165	(841)
Changes in fair value of interest rate swaps	(6,066)	968	(10,503)	(1,536)
Changes in fair value of fuel hedges	(4,891)	(1,192)	(7,069)	(1,010)
Other comprehensive income (loss), before tax	(9,042)	875	(12,293)	(120)
Income tax (expense) benefit related to items of other comprehensive income (loss)	3,403	(336)	4,650	49
Other comprehensive income (loss), net of tax	(5,639)	539	(7,643)	(71)
Comprehensive income (loss)	(262,444)	60,823	(154,725)	172,336
Less: Comprehensive income attributable to noncontrolling interests	(204)	(200)	(743)	(644)
Comprehensive income (loss) attributable to Waste Connections	$(262,648)	$60,623	$(155,468)	$171,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Treasury Stock		Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Shares	Amount	Earnings	Interests	Total
Balances at December 31, 2014	123,984,527	$1,240	$811,289	$(5,593)	-	$-	$1,421,249	$5,556	$2,233,741
Vesting of restricted stock units	432,165	4	(4)	-	-	-	-	-	-
Restricted stock units released from deferred compensation plan	13,652	-	-	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(138,493)	(1)	(6,440)	-	-	-	-	-	(6,441)
Equity-based compensation	-	-	14,433	-	-	-	-	-	14,433
Exercise of stock options and warrants	40,205	-	494	-	-	-	-	-	494
Excess tax benefit associated with equity-based compensation	-	-	1,986	-	-	-	-	-	1,986
Repurchase of common stock	(912,169)	(9)	(41,698)	-	1,050,820	(49,458)	-	-	(91,165)
Cash dividends on common stock	-	-	-	-	-	-	(48,246)	-	(48,246)
Amounts reclassified into earnings, net of taxes	-	-	-	3,270	-	-	-	-	3,270
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(10,913)	-	-	-	-	(10,913)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(43)	(43)
Net income (loss)	-	-	-	-	-	-	(147,825)	743	(147,082)
Balances at September 30, 2015	123,419,887	$1,234	$780,060	$(13,236)	1,050,820	$(49,458)	$1,225,178	$6,256	$1,950,034

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

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(147,082)	$172,407
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets and impairments	513,872	7,535
Depreciation	178,318	171,920
Amortization of intangibles	21,458	20,158
Deferred income taxes, net of acquisitions	(161,811)	4,572
Amortization of debt issuance costs	2,428	2,362
Equity-based compensation	14,433	13,889
Interest income on restricted assets	(319)	(345)
Interest accretion	5,346	3,631
Excess tax benefit associated with equity-based compensation	(1,986)	(7,177)
Adjustments to contingent consideration	(19,809)	(2,813)
Payment of contingent consideration recorded in earnings	-	(450)
Net change in operating assets and liabilities, net of acquisitions	58,480	28,829
Net cash provided by operating activities	463,328	414,518

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(112,090)	(49,231)
Proceeds from adjustment to acquisition consideration	-	843
Capital expenditures for property and equipment	(168,379)	(148,843)
Proceeds from disposal of assets	1,676	6,139
Change in restricted assets, net of interest income	(367)	(2,370)
Other	2,163	18
Net cash used in investing activities	(276,997)	(193,444)

Cash flows from financing activities:
Proceeds from long-term debt	914,500	214,000
Principal payments on notes payable and long-term debt	(941,440)	(394,761)
Payment of contingent consideration recorded at acquisition date	(190)	(470)
Change in book overdraft	65	(180)
Proceeds from option and warrant exercises	494	2,958
Excess tax benefit associated with equity-based compensation	1,986	7,177
Payments for repurchase of common stock	(91,165)	-
Payments for cash dividends	(48,246)	(42,770)
Tax withholdings related to net share settlements of restricted stock units	(6,441)	(6,796)
Distributions to noncontrolling interests	(43)	(371)
Debt issuance costs	(6,651)	(125)
Net cash used in financing activities	(177,131)	(221,338)

Net increase (decrease) in cash and equivalents	9,200	(264)
Cash and equivalents at beginning of period	14,353	13,591
Cash and equivalents at end of period	$23,553	$13,327

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$12,734	$5,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three and nine month periods ended September 30, 2015 and 2014.  In the opinion of management, the accompanying balance sheets and related interim statements of net income (loss), comprehensive income (loss), cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance which requires debt issuance costs (other than those paid to a lender) to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard does not affect the recognition and measurement of debt issuance costs. Therefore, the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The FASB updated this guidance in August 2015 to clarify that fees paid to lenders to secure revolving lines of credit are not in the scope of the new guidance and will continue to be recorded as an asset on the balance sheet.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance has been applied on a retrospective basis. The Company early adopted this guidance effective January 1, 2015.

Accounting for Measurement-Period Adjustments. In September 2015, the FASB issued guidance that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This cumulative adjustment would be reflected within the respective financial statement line items affected. The new guidance does not change what constitutes a measurement period adjustment. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The new standard is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.

3.	RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2015 presentation.

4.	LANDFILL ACCOUNTING

At September 30, 2015, the Company owned or operated 42 municipal solid waste (“MSW”) landfills, nine exploration and production (“E&P”) waste landfills, which only accept E&P waste, and nine non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At September 30, 2015, the Company’s landfills consisted of 50 owned landfills, five landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $1,665,295 at September 30, 2015.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

Based on remaining permitted capacity as of September 30, 2015, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 33 years.  As of September 30, 2015, the Company is seeking to expand permitted capacity at six of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 38 years, with lives ranging from approximately 2 to 184 years.

During the nine months ended September 30, 2015 and 2014, the Company expensed $61,226 and $62,334, respectively, or an average of $3.87 and $4.09 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The Company reserves for final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2015 and 2014 “layers” for final capping, closure and post-closure obligations was 4.75% and 5.75%, respectively, which reflects the Company’s long-term credit adjusted risk free rate as of the end of 2014 and 2013.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2015 and 2014. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the nine months ended September 30, 2015 and 2014, the Company expensed $2,756 and $2,445, respectively, or an average of $0.17 and $0.16 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2014 to September 30, 2015:

Final capping, closure and post-closure liability at December 31, 2014	$61,500
Adjustments to final capping, closure and post-closure liabilities	(37)
Liabilities incurred	3,325
Accretion expense associated with landfill obligations	2,756
Closure payments	(66)
Assumption of closure liabilities from acquisitions	1,061
Final capping, closure and post-closure liability at September 30, 2015	$68,539

The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At September 30, 2015, $39,511 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

5.	GOODWILL AND INTANGIBLE ASSETS, NET

The Company tests goodwill for impairment annually in the fourth quarter of the year and whenever events or changes in circumstances indicate the carrying value of goodwill and/or indefinite-lived intangible assets may not be recoverable. In the first step (“Step 1”) of testing for goodwill impairment, the Company estimates the fair value of each reporting unit, which consists of its three geographic operating segments and its E&P segment, and compares the fair value with the carrying value of the net assets assigned to each reporting unit.  If the fair value of a reporting unit is greater than the carrying value of the net assets, including goodwill, assigned to the reporting unit, then no impairment results.  If the fair value is less than its carrying value, then the Company would perform a second step and determine the fair value of the goodwill.  In this second step (“Step 2”), the fair value of goodwill is determined by deducting the fair value of a reporting unit’s identifiable assets and liabilities from the fair value of the reporting unit as a whole, as if that reporting unit had just been acquired and the purchase price were being initially allocated.  If the fair value of the goodwill is less than its carrying value for a reporting unit, an impairment charge is recorded to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income (Loss).

During the third quarter of 2015, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill and indefinite-lived intangible assets impairment analysis for its E&P segment as a result of the sustained decline in oil prices in the recent months, together with market expectations of a likely slow recovery in such prices. The Company, therefore, performed an interim Step 1 assessment of its E&P segment during the third quarter of 2015. The Step 1 assessment involved measuring the recoverability of goodwill by comparing the E&P segment’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the remaining estimated lives of the operating locations comprising the E&P segment. This was based on a number of key assumptions, including, but not limited to, a discount rate of 11.6%, annual revenue projections based on E&P waste resulting from projected levels of oil and natural gas exploration and production activity during the forecast period, gross margins based on estimated operating expense requirements during the forecast period and estimated capital expenditures over the forecast period, all of which were classified as Level 3 in the fair value hierarchy. As a result of the Step 1 assessment, the Company determined that the E&P segment did not pass the Step 1 test because the carrying value exceeded the estimated fair value of the reporting unit. The Company then performed the Step 2 test to determine the fair value of goodwill for its E&P segment. Based on the Step 1 and Step 2 analyses, the Company recorded a goodwill impairment charge within its E&P segment of $411,786 during the three months ended September 30, 2015. Following the impairment charge, the Company’s E&P segment has a remaining balance in goodwill of $77,343 at September 30, 2015.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Prior to conducting the first step of the goodwill impairment test for the E&P segment, the Company first evaluated the recoverability of its long-lived assets, including finite-lived intangible assets. When indicators of impairment are present, the Company tests long-lived assets for recoverability by comparing the carrying value of an asset group to its undiscounted cash flows. The Company considered the sustained decline in oil prices in the recent months, together with market expectations of a likely slow recovery in such prices, to be indicators of impairment for the E&P segment’s long-lived assets. Based on the result of the recoverability test, the Company determined that the carrying value of certain asset groups within the E&P segment exceeded their undiscounted cash flows and were therefore not recoverable. The Company then compared the fair value of these asset groups to their carrying values. The Company estimated the fair value of the asset groups under an income approach, as described above. Based on the analysis, the Company recorded an impairment charge to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income (Loss) on certain long-lived assets within its E&P segment of $63,928 during the three months ended September 30, 2015. Following the impairment charge, the Company’s E&P segment has a remaining balance in property, plant and equipment of $931,180 at September 30, 2015.

Additionally, the Company evaluated the recoverability of the E&P segment’s indefinite-lived intangible assets (other than goodwill) by comparing the estimated fair value of each indefinite-lived intangible asset to its carrying value. The Company estimated the fair value of the indefinite-lived intangible assets using an excess earnings approach. Based on the result of the recoverability test, the Company determined that the carrying value of certain indefinite-lived intangible assets within the E&P segment exceeded their fair value and were therefore not recoverable. The Company recorded an impairment charge to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income (Loss) on certain indefinite-lived intangible assets within its E&P segment of $38,300 during the three months ended September 30, 2015. Following the impairment charge, the Company’s E&P segment has a remaining balance in indefinite-lived intangible assets of $21,555 at September 30, 2015.

Intangible assets, exclusive of goodwill, consisted of the following at September 30, 2015:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$199,290	$(58,299)	$-	$140,991
Customer lists	165,533	(92,076)	-	73,457
Permits and non-competition agreements	78,440	(13,078)	-	65,362
	443,263	(163,453)	-	279,810
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,300)	21,555
	254,899	-	(38,300)	216,599
Intangible assets, exclusive of goodwill	$698,162	$(163,453)	$(38,300)	$496,409

The weighted-average amortization period of long-term franchise agreements and contracts acquired during the nine months ended September 30, 2015 was 9.8 years. The weighted-average amortization period of customer lists acquired during the nine months ended September 30, 2015 was 7.2 years. The weighted-average amortization period of finite-lived permits acquired during the nine months ended September 30, 2015 was 38.1 years.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2014:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$195,676	$(52,448)	$143,228
Customer lists	161,463	(77,931)	83,532
Permits and non-competition agreements	41,369	(11,777)	29,592
	398,508	(142,156)	256,352
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	151,505	-	151,505
Material recycling facility permits	42,283	-	42,283
E&P facility permits	59,855	-	59,855
	253,643	-	253,643
Intangible assets, exclusive of goodwill	$652,151	$(142,156)	$509,995

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2015	$28,658
For the year ending December 31, 2016	$25,152
For the year ending December 31, 2017	$23,099
For the year ending December 31, 2018	$22,179
For the year ending December 31, 2019	$17,591

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Revolver under new credit agreement, bearing interest ranging from 1.37% to 3.45%*	$15,000	$-
Term loan under new credit agreement, bearing interest ranging from 1.37% to 1.40%*	800,000	-
Revolver under prior credit agreement	-	680,000
Prior term loan agreement	-	660,000
2015 Notes, bearing interest at 6.22%	175,000	175,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
2022 Notes, bearing interest at 3.09%	125,000	-
2025 Notes, bearing interest at 3.41%	375,000	-
Tax-exempt bonds, bearing interest ranging from 0.05% to 0.19%*	31,430	31,430
Notes payable to sellers and other third parties, bearing interest at 2.5% to 10.9%*	12,286	8,135
	1,958,716	1,979,565
Less – current portion	(3,637)	(3,649)
Less – debt issuance costs	(8,225)	(4,764)
	$1,946,854	$1,971,152

____________________

*Interest rates in the table above represent the range of interest rates incurred during the nine month period ended September 30, 2015.

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

Third Supplement to Master Note Purchase Agreement

On June 11, 2015, the Company and certain accredited institutional investors entered into a Third Supplement to Master Note Purchase Agreement (the “Third Supplement”), pursuant to which, on August 20, 2015, the Company issued and sold to the investors in a private placement $500,000 of senior unsecured notes at fixed interest rates with interest payable in arrears semi-annually on February 20 and August 20 beginning on February 20, 2016. The Third Supplement was entered into pursuant to the terms and conditions of the Master Note Agreement.

The Company issued and sold the senior unsecured notes in two tranches: $125,000 of the senior unsecured notes will mature on August 20, 2022 with an annual interest rate of 3.09% (the “2022 Notes”); and $375,000 of the senior unsecured notes will mature on August 20, 2025 with an annual interest rate of 3.41% (the “2025 Notes”). The principal of the 2022 Notes and 2025 Notes is payable at the maturity of each respective note.

The 2022 Notes and 2025 Notes are unsecured obligations and rank pari passu with the existing notes outstanding under the Master Note Agreement and the obligations under the credit agreement. The Company used the proceeds from the sale of the 2022 Notes and 2025 Notes to reduce borrowings under its credit facility and for general corporate purposes, including acquisitions.

The 2022 Notes and 2025 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2022 Notes and 2025 Notes may be accelerated by the holders of the 2022 Notes and 2025 Notes. The 2022 Notes and 2025 Notes may also be prepaid by the Company at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the 2022 Notes and 2025 Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, the Company will be required to offer to prepay the 2022 Notes and 2025 Notes upon certain changes in control.

The Company may issue additional series of senior unsecured notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the outstanding notes, including the 2022 Notes and 2025 Notes, shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $1,250,000. Following the issuance of the 2022 Notes and 2025 Notes, the Company had $1,100,000 of Notes outstanding under the Master Note Agreement.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

7.	ACQUISITIONS

In January 2015, the Company acquired Shale Gas Services, LLC (“Shale Gas”), which owns two E&P waste stream treatment and recycling operations in Arkansas and Texas, for cash consideration of $41,000 and potential future contingent consideration. The contingent consideration would be paid to the former owners of Shale Gas based on the achievement of certain operating targets for the acquired operations, as specified in the membership purchase agreement, over a two-year period following the close of the acquisition. The Company used probability assessments of the expected future cash flows and determined that no liability for payment of future contingent consideration existed as of the acquisition close date. As of September 30, 2015, the assessment that no liability existed for payment of future contingent consideration has not changed.

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

The Company also acquired 10 individually immaterial non-hazardous solid waste collection and disposal businesses during the nine months ended September 30, 2015.

In March 2014, the Company acquired Screwbean Landfill, LLC (“Screwbean”), which owns land and permits to construct and operate an E&P waste facility, and S.A. Dunn & Company, LLC (“Dunn”), which owns land and permits to construct and operate a construction and demolition landfill, for aggregate total cash consideration of $27,020 and contingent consideration of $2,923. Contingent consideration represents the fair value of up to $3,000 of amounts payable to the former Dunn owners based on the successful modification of site construction permits that would enable increased capacity at the landfill. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligations are expected to be settled, and applying discount rates ranging from 2.4% to 2.7%. As of September 30, 2015, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

In September 2014, the Company acquired Rumsey Environmental, LLC (“Rumsey”), which provides solid waste collection services in western Alabama, for aggregate total cash consideration of $16,000 and contingent consideration of $1,891. Contingent consideration represents the fair value of up to $2,000 of amounts payable to the former owners based on the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the two-year period in which the obligation is expected to be settled, and applying a discount rate of 2.8%. As of September 30, 2015, the obligation recognized at the purchase date has not materially changed. Any changes in the fair value of the contingent consideration subsequent to the acquisition date will be charged or credited to expense until the contingency is settled.

In October 2014, the Company acquired Section 18, LLC (“Section 18”), which provides E&P disposal services in North Dakota, for aggregate total cash consideration of $64,425 and contingent consideration of $37,724. Contingent consideration represents the estimated fair value of amounts payable to the former owners based on approval of site construction permits for future facilities in North Dakota, Wyoming and Montana and the achievement of certain operating targets specified in the asset purchase agreement. The fair value of the contingent consideration was determined using probability assessments of the expected future cash flows over the one to four-year period in which the obligations are expected to be settled, and applying a discount rate of 5.2%. During the third quarter of 2015, the Company remeasured the fair value of the contingent consideration and determined that the fair value of amounts payable associated with the achievement of certain operating targets decreased by $20,642, which was credited to Impairments and other operating charges in the Condensed Consolidated Statements of Net Income (Loss). The change in the fair value of the contingent consideration was due to an expected decrease in earnings of the future facilities as a result of the sustained decline in oil prices subsequent to the closing date of the acquisition, together with market expectations of a likely slow recovery in such prices.

The Company also acquired three individually immaterial non-hazardous solid waste collection, transfer and disposal businesses during the nine months ended September 30, 2014.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

During the nine months ended September 30, 2015 and 2014, the Company incurred $1,372 and $1,384 respectively, of acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income (Loss).

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

Summarized financial information concerning the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014, is shown in the following tables:

Three Months Ended September 30, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$257,480	$(27,026)	$230,454	$76,279
Central	175,913	(18,974)	156,939	56,783
Eastern	131,268	(22,238)	109,030	34,301
E&P	54,523	(3,008)	51,515	17,392
Corporate(a)	-	-	-	2,474
	$619,184	$(71,246)	$547,938	$187,229

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Three Months Ended September 30, 2014	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$240,744	$(24,895)	$215,849	$69,140
Central	167,945	(18,732)	149,213	53,809
Eastern	123,634	(21,010)	102,624	29,379
E&P	82,385	(3,520)	78,865	39,535
Corporate(a)	-	-	-	(1,152)
	$614,708	$(68,157)	$546,551	$190,711

Nine Months Ended September 30, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$734,729	$(76,261)	$658,468	$218,185
Central	494,773	(53,087)	441,686	155,855
Eastern	377,625	(63,357)	314,268	97,205
E&P	180,392	(9,464)	170,928	54,571
Corporate(a)	-	-	-	4,856
	$1,787,519	$(202,169)	$1,585,350	$530,672

Nine Months Ended September 30, 2014	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$689,251	$(71,778)	$617,473	$194,894
Central	471,247	(51,052)	420,195	148,471
Eastern	353,551	(59,543)	294,008	87,284
E&P	232,447	(11,170)	221,277	111,730
Corporate(a)	-	-	-	(7,449)
	$1,746,496	$(193,543)	$1,552,953	$534,930

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Total assets for each of the Company’s reportable segments at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Western	$1,492,989	$1,482,474
Central	1,219,958	1,187,505
Eastern	866,421	852,963
E&P	1,123,733	1,609,553
Corporate	111,622	112,772
Total Assets	$4,814,723	$5,245,267

The following tables show changes in goodwill during the nine months ended September 30, 2015 and 2014, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2014	$372,915	$460,381	$392,423	$468,070	$1,693,789
Goodwill acquired	870	9,183	6,855	21,059	37,967
Impairment loss	-	-	-	(411,786)	(411,786)
Balance as of September 30, 2015	$373,785	$469,564	$399,278	$77,343	$1,319,970

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2013	$372,915	$459,054	$380,570	$462,615	$1,675,154
Goodwill acquired	-	2,050	11,698	-	13,748
Goodwill divested	-	(143)	-	-	(143)
Goodwill adjustments	-	(843)	(1)	-	(844)
Balance as of September 30, 2014	$372,915	$460,118	$392,267	$462,615	$1,687,915

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income (Loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Western segment EBITDA	$76,279	$69,140	$218,185	$194,894
Central segment EBITDA	56,783	53,809	155,855	148,471
Eastern segment EBITDA	34,301	29,379	97,205	87,284
E&P segment EBITDA	17,392	39,535	54,571	111,730
Subtotal reportable segments	184,755	191,863	525,816	542,379
Unallocated corporate overhead	2,474	(1,152)	4,856	(7,449)
Depreciation	(61,373)	(58,998)	(178,318)	(171,920)
Amortization of intangibles	(7,195)	(6,702)	(21,458)	(20,158)
Impairments and other operating charges	(493,813)	(9,120)	(494,158)	(8,572)
Interest expense	(16,367)	(15,815)	(47,386)	(48,666)
Other income (expense), net	(1,303)	(269)	(1,430)	785
Income (loss) before income tax provision	$(392,822)	$99,807	$(212,078)	$286,399

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended September 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$354,490	$(1,250)	$353,240	64.5%
Solid waste disposal and transfer	180,442	(66,322)	114,120	20.8
Solid waste recycling	12,213	(155)	12,058	2.2
E&P waste treatment, recovery and disposal	54,695	(3,519)	51,176	9.3
Intermodal and other	17,344	-	17,344	3.2
Total	$619,184	$(71,246)	$547,938	100.0%

	Three months ended September 30, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$333,917	$(926)	$332,991	60.9%
Solid waste disposal and transfer	167,129	(62,295)	104,834	19.2
Solid waste recycling	14,973	(497)	14,476	2.6
E&P waste treatment, recovery and disposal	86,085	(4,185)	81,900	15.0
Intermodal and other	12,604	(254)	12,350	2.3
Total	$614,708	$(68,157)	$546,551	100.0%

	Nine months ended September 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,024,078	$(3,150)	$1,020,928	64.4%
Solid waste disposal and transfer	494,804	(187,486)	307,318	19.4
Solid waste recycling	35,614	(654)	34,960	2.2
E&P waste treatment, recovery and disposal	183,103	(10,879)	172,224	10.9
Intermodal and other	49,920	-	49,920	3.1
Total	$1,787,519	$(202,169)	$1,585,350	100.0%

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Nine months ended September 30, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$962,683	$(2,676)	$960,007	61.8%
Solid waste disposal and transfer	461,605	(175,895)	285,710	18.4
Solid waste recycling	44,713	(1,601)	43,112	2.8
E&P waste treatment, recovery and disposal	242,049	(12,667)	229,382	14.8
Intermodal and other	35,446	(704)	34,742	2.2
Total	$1,746,496	$(193,543)	$1,552,953	100.0%

9.	DERIVATIVE FINANCIAL INSTRUMENTS

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

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its prior credit agreement and credit agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at September 30, 2015 were specifically designated to the Company’s credit agreement and accounted for as cash flow hedges.

At September 30, 2015, the Company’s derivative instruments included six interest rate swap agreements as follows:

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At September 30, 2015, the Company’s derivative instruments included three fuel hedge agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of September 30, 2015, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$-	Accrued liabilities(a)	$(6,882)
			Other long-term liabilities	(7,601)

Fuel hedges		-	Accrued liabilities(b)	(3,638)
			Other long-term liabilities	(3,245)
Total derivatives designated as cash flow hedges		$-		$(21,366)

____________________

(a)     Represents the estimated amount of the existing unrealized losses on interest rate swaps as of September 30, 2015 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)     Represents the estimated amount of the existing unrealized losses on fuel hedges as of September 30, 2015 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCL for the three and nine months ended September 30, 2015 and 2014:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income (Loss) Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014
Interest rate swaps	$(3,786)	$597	Interest expense	$645	$809
Fuel hedges	(3,039)	(735)	Cost of operations	541	(132)
Total	$(6,825)	$(138)		$1,186	$677

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income (Loss) Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Interest rate swaps	$(6,528)	$(942)	Interest expense	$1,929	$2,014
Fuel hedges	(4,385)	(625)	Cost of operations	1,341	(518)
Total	$(10,913)	$(1,567)		$3,270	$1,496

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income (Loss) on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the nine months ended September 30, 2015 and 2014.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of September 30, 2015 and December 31, 2014, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of September 30, 2015 and December 31, 2014, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of September 30, 2015 and December 31, 2014, are as follows:

	Carrying Value at		Fair Value* at
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
6.22% Senior Notes due 2015	$175,000	$175,000	$175,000	$181,476
3.30% Senior Notes due 2016	$100,000	$100,000	$101,067	$102,253
4.00% Senior Notes due 2018	$50,000	$50,000	$52,329	$52,500
5.25% Senior Notes due 2019	$175,000	$175,000	$193,523	$192,974
4.64% Senior Notes due 2021	$100,000	$100,000	$109,030	$108,088
3.09% Senior Notes due 2022	$125,000	$-	$124,802	$-
3.41% Senior Notes due 2025	$375,000	$-	$372,829	$-

______________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges and restricted assets, refer to Note 12.

11.	NET INCOME (LOSS) PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income (loss) per common share attributable to the Company’s common stockholders for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to Waste Connections for basic and diluted earnings per share	$(257,009)	$60,084	$(147,825)	$171,763

Denominator:
Basic shares outstanding	123,269,902	124,342,493	123,783,217	124,179,478
Dilutive effect of stock options and warrants	-	62,205	-	103,401
Dilutive effect of restricted stock units	-	365,283	-	495,413
Diluted shares outstanding	123,269,902	124,769,981	123,783,217	124,778,292

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.56 to $2.92 at September 30, 2015 and from $2.96 to $3.41 at December 31, 2014. The weighted average DOE index curve used in the DCF model was $2.76 and $3.04 at September 30, 2015 and December 31, 2014, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the banks’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014, were as follows:

	Fair Value Measurement at September 30, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(14,483)	$-	$(14,483)	$-
Fuel hedge derivative instruments – net liability position	$(6,883)	$-	$-	$(6,883)
Restricted assets	$42,520	$-	$42,520	$-
Contingent consideration	$(53,109)	$-	$-	$(53,109)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(7,094)	$-	$(7,094)	$-
Fuel hedge derivative instrument – net liability position	$(1,979)	$-	$-	$(1,979)
Restricted assets	$40,870	$-	$40,870	$-
Contingent consideration	$(70,165)	$-	$-	$(70,165)

The following table summarizes the changes in the fair value for Level 3 derivatives for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$(1,979)	$2,199
Realized losses (gains) included in earnings	2,165	(841)
Unrealized losses included in AOCL	(7,069)	(1,010)
Ending balance	$(6,883)	$348

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Beginning balance	$70,165	$55,550
Contingent consideration recorded at acquisition date	515	4,814
Payment of contingent consideration recorded at acquisition date	(190)	(470)
Payment of contingent consideration recorded in earnings	-	(450)
Adjustments to contingent consideration	(19,809)	(2,813)
Interest accretion expense	2,428	1,022
Ending balance	$53,109	$57,653

See Note 5 regarding non-recurring fair value measurements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three and nine month periods ended September 30, 2015 and 2014, are as follows:

	Three months ended September 30, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,041	$(396)	$645
Fuel hedge amounts reclassified into cost of operations	874	(333)	541
Changes in fair value of interest rate swaps	(6,066)	2,280	(3,786)
Changes in fair value of fuel hedges	(4,891)	1,852	(3,039)
	$(9,042)	$3,403	$(5,639)

	Three months ended September 30, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,313	$(504)	$809
Fuel hedge amounts reclassified into cost of operations	(214)	82	(132)
Changes in fair value of interest rate swaps	968	(371)	597
Changes in fair value of fuel hedges	(1,192)	457	(735)
	$875	$(336)	$539

	Nine months ended September 30, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,114	$(1,185)	$1,929
Fuel hedge amounts reclassified into cost of operations	2,165	(824)	1,341
Changes in fair value of interest rate swaps	(10,503)	3,975	(6,528)
Changes in fair value of fuel hedges	(7,069)	2,684	(4,385)
	$(12,293)	$4,650	$(7,643)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Nine months ended September 30, 2014
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$3,267	$(1,253)	$2,014
Fuel hedge amounts reclassified into cost of operations	(841)	323	(518)
Changes in fair value of interest rate swaps	(1,536)	594	(942)
Changes in fair value of fuel hedges	(1,010)	385	(625)
	$(120)	$49	$(71)

A rollforward of the amounts included in AOCL, net of taxes, for the nine months ended September 30, 2015 and 2014, is as follows:

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,221)	$(4,372)	$(5,593)
Amounts reclassified into earnings	1,341	1,929	3,270
Changes in fair value	(4,385)	(6,528)	(10,913)
Balance at September 30, 2015	$(4,265)	$(8,971)	$(13,236)

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$1,357	$(3,226)	$(1,869)
Amounts reclassified into earnings	(518)	2,014	1,496
Changes in fair value	(625)	(942)	(1,567)
Balance at September 30, 2014	$214	$(2,154)	$(1,940)

See Note 9 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.	STOCKHOLDERS' EQUITY

Stock-Based Compensation

Restricted Stock Units

A summary of activity related to restricted stock units (“RSUs”) during the nine month period ended September 30, 2015, is presented below:

Unvested Shares
Outstanding at December 31, 2014	1,200,884
Granted	328,034
Forfeited	(32,485)
Vested and Issued	(432,165)
Vested and Unissued	(46,521)
Outstanding at September 30, 2015	1,017,747

The weighted average grant-date fair value per share for the shares of common stock underlying the RSUs granted during the nine month period ended September 30, 2015 was $46.43.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs shares of the Company’s common stock underlying the deferred RSUs. At September 30, 2015 and 2014, the Company had 256,621 and 223,752 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Stock Units

A summary of activity related to performance-based restricted stock units (“PSUs”) during the nine month period ended September 30, 2015, is presented below:

Unvested Shares
Outstanding at December 31, 2014	54,723
Granted	238,690
Outstanding at September 30, 2015	293,413

During the nine months ended September 30, 2015, the Compensation Committee granted PSUs to the Company’s executive officers with three-year performance-based metrics that the Company must meet before those awards may be earned, and the performance period for those grants ends on December 31, 2017.  During the same period, the Compensation Committee also granted PSUs to the Company’s executive officers and non-executive officers with a new one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the shares of common stock underlying all PSUs granted during the nine month period ended September 30, 2015 was $46.47.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the nine months ended September 30, 2015, the Company repurchased 1,962,989 shares of its common stock at an aggregate cost of $91,165. As of September 30, 2015, the Company held 1,050,820 shares of treasury stock at a cost of $49,458. These shares were retired in October 2015. During the nine months ended September 30, 2014, the Company did not repurchase any shares of its common stock. As of September 30, 2015, the remaining maximum dollar value of shares available for repurchase under the program was approximately $317,479.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.

Cash Dividend

In October 2014, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.115 to $0.13 per share. Cash dividends of $48,246 and $42,770 were paid during the nine months ended September 30, 2015 and 2014, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of September 30, 2015, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

Lower Duwamish Waterway Superfund Site Allocation Process

The Company’s subsidiary, Northwest Container Services, Inc. (“NWCS”), has been named by the U.S. Environmental Protection Agency, Region 10 (the “EPA”), along with more than 100 others, as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) with respect to the Lower Duwamish Waterway Superfund Site (the “LDW Site”).  Listed on the National Priorities List in 2001, the LDW Site is a five-mile stretch of the Duwamish River flowing into Elliott Bay in Seattle, Washington.  A group of PRPs known as the Lower Duwamish Working Group or the “LDWG” and consisting of the City of Seattle, King County, the Port of Seattle, and Boeing Company conducted a Remedial Investigation/Feasibility Study for the LDW Site.  On December 2, 2014, the EPA issued its Record of Decision (“ROD”) describing the selected cleanup remedy.  The EPA estimates the total cleanup costs (in present value dollars) at $342,000, and estimates that it will take seven years to implement the cleanup; the ROD also requires another ten years of monitoring following the cleanup, and provides that if the cleanup goals have not been met by the end of this period, then additional cleanup activities may be required at that time.  Implementation of the cleanup will not begin until after the ongoing Early Action Area (“EAA”) cleanups have been completed, which was estimated to be in mid-2015.  While three of the EAA cleanups have been completed to date, significant work remains to be done on three other EAAs and the EPA has not issued any updated estimates regarding their completion.  Implementation of the cleanup also must await additional baseline sampling throughout the LDW Site and the preparation of a remedial design for performing the cleanup.

On September 30, 2015, the EPA formally initiated negotiations with the LDWG to amend the LDWG’s existing Administrative Order on Consent with the EPA (the “LDWG AOC”) to require the LDWG to perform the additional baseline sediment sampling and certain technical studies needed to prepare the actual remedial design.  The EPA calls this work “Phase 1 of the Remedial Design,” and the EPA’s proposed statement of work for it indicates that it likely will be costly and take at least two years to complete, or into 2018.  These negotiations between the EPA and the LDWG have only just begun. In its letter to the LDWG the EPA proposed that the LDWG meet with it on November 10, 2015 to negotiate the EPA’s proposed amendment to the LDWG AOC.  The EPA also indicated that it would be open to having other PRPs participate in performing the work.  To date the LDWG has not indicated if it will perform the work requested by the EPA and/or if it will seek to have other PRPs, including possibly NWCS, participate as well.  In addition, in its letter to the LDWG the EPA indicated that in 2018 it plans to negotiate with all of the PRPs a “global settlement” to cover performance of the remainder of the remedial design not covered by the proposed amendment to the LDWG AOC and the cleanup itself.

In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the cleanup.  The allocation process is designed to develop evidence relating to each PRP’s nexus, if any, to the LDW Site (whether or not that PRP is participating in the allocation process), for the allocator to hear arguments as to how each PRP’s nexus affects the allocation of response costs, and to determine each PRP’s share of the past and future response costs.  The goal of the allocation process is to reach agreement on a division of responsibility between and amongst the PRPs so that the PRPs will then be in a position to negotiate a global settlement with the EPA.  NWCS is defending itself vigorously in this confidential allocation process and does not anticipate being allocated a material share of responsibility for the response costs.  The allocation process is currently scheduled to be completed in early 2019 with the goal thereafter of negotiating cleanup implementation and cash-out settlement agreements between and amongst the PRPs and the EPA.  At this point the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs nor the likelihood of the parties then negotiating a global settlement with the EPA, and thus cannot determine the likelihood of any outcome in this matter.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Chiquita Canyon Landfill Expansion Complaint

The Company’s subsidiary, Chiquita Canyon, LLC (“CCL”), is in the process of seeking approval to expand the lateral footprint and vertical height of its Chiquita Canyon Landfill in California.  In response to its published draft environmental impact report (“EIR”) regarding the proposed expansion, on June 8, 2015 two individuals and two organizations filed an administrative complaint with the California Environmental Protection Agency, the California Department of Resources Recycling and Recovery and the California Air Resources Board against the County of Los Angeles, alleging that the county has committed racial discrimination under California law through its permitting policies and practices. Among other things, the complaint alleges that the County of Los Angeles failed to provide equal opportunities for residents of all races to participate in the draft EIR process.  The complaint seeks, among other things, a suspension of the draft EIR, the institution of hearings regarding the draft EIR that follow specified procedures and the implementation of certain surveys, notices and other hearings.  CCL is not a party to this complaint, although CCL may participate in any hearing on the complaint if the agencies elect to schedule such a hearing.  At this point the Company is not able to determine the likelihood of any outcome in this matter, including whether it may result in a delay of the permitting process for the proposed expansion of CCL’s facility.

16.	SUBSEQUENT EVENTS

On October 1, 2015, the Company redeemed the $175,000 principal of its 2015 Notes using borrowings under its credit agreement.

On October 26, 2015, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.13 to $0.145 per share, and then declared a regular quarterly cash dividend of $0.145 per share on the Company’s common stock.  The dividend will be paid on November 23, 2015, to stockholders of record on the close of business on November 9, 2015.

On November 3, 2015, the Company completed the acquisition of Rock River Environmental Services, Inc., an integrated provider of solid waste collection, recycling, transfer and disposal services. The acquired operations service 19 counties in central and northern Illinois and include five collection operations, two landfills, one compost facility, one transfer station and one recycling facility. The Company paid cash consideration of $225,000 for this acquisition, using proceeds from borrowings under its credit agreement. The Company also paid an additional amount for the purchase of estimated working capital, which is subject to post-closing adjustments. The Company has not yet completed its initial purchase price allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit agreement or raise additional capital, the responsibilities of our subsidiary with regard to possible cleanup obligations imposed by the EPA, our ability to sell senior unsecured notes under our master note purchase agreement, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity, our expectations with respect to our stock repurchase program and future dividend payments, our expectations with respect to the outcomes of our legal proceedings and our expectations with respect to the purchase of fuel and fuel prices.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

As of September 30, 2015, we served residential, commercial, industrial and E&P customers in 32 states:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of September 30, 2015, we owned or operated a network of 151 solid waste collection operations; 69 transfer stations; seven intermodal facilities, 35 recycling operations, 60 active MSW, E&P and/or non-MSW landfills, 24 E&P liquid waste injection wells, 21 E&P waste treatment and recovery facilities and 24 oil recovery facilities.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued into 2015, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. During the three and nine months ended September 30, 2015, we recorded charges totaling $514.0 million associated with the impairment of a portion of our goodwill, intangible assets and property, plant and equipment within our E&P segment as a result of the sustained decline in oil prices in recent months, together with market expectations of a likely slow recovery in such prices, making it more likely than not that the fair value of these assets had decreased below their respective carrying values. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of additional impairment charges on our goodwill, intangible assets and property, plant and equipment associated with our E&P operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table sets forth items in our condensed consolidated statements of net income (loss) in thousands and as a percentage of revenues for the periods indicated.

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Revenues	$547,938	100.0%	$546,551	100.0%	$1,585,350	100.0%	$1,552,953	100.0%
Cost of operations	300,910	54.9	297,849	54.5	879,470	55.5	847,860	54.6
Selling, general and administrative	59,799	10.9	57,991	10.6	175,208	11.0	170,163	11.0
Depreciation	61,373	11.2	58,998	10.8	178,318	11.2	171,920	11.1
Amortization of intangibles	7,195	1.3	6,702	1.2	21,458	1.4	20,158	1.3
Impairments and other operating charges	493,813	90.2	9,120	1.7	494,158	31.2	8,572	0.5
Operating income (loss)	(375,152)	(68.5)	115,891	21.2	(163,262)	(10.3)	334,280	21.5

Interest expense	(16,367)	(3.0)	(15,815)	(2.9)	(47,386)	(3.0)	(48,666)	(3.2)
Other income (expense), net	(1,303)	(0.2)	(269)	(0.0)	(1,430)	(0.1)	785	0.1
Income tax (provision) benefit	136,017	24.8	(39,523)	(7.3)	64,996	4.1	(113,992)	(7.3)
Net income attributable to noncontrolling interests	(204)	(0.0)	(200)	(0.0)	(743)	(0.0)	(644)	(0.0)
Net income (loss) attributable to Waste Connections	$(257,009)	(46.9)%	$60,084	11.0%	$(147,825)	(9.3)%	$171,763	11.1%

Revenues.  Total revenues increased $1.3 million, or 0.3%, to $547.9 million for the three months ended September 30, 2015, from $546.6 million for the three months ended September 30, 2014.

During the three months ended September 30, 2015, incremental revenue from acquisitions closed during, or subsequent to, the three months ended September 30, 2014, increased revenues by approximately $11.8 million. Operations divested during, or subsequent to, the three months ended September 30, 2014, decreased revenues by approximately $0.2 million.

During the three months ended September 30, 2015, the net increase in prices charged to our customers was $11.7 million, consisting of $12.7 million of core price increases, partially offset by a decrease of $1.0 million from fuel, materials and environmental surcharges.

During the three months ended September 30, 2015, volume increases in our existing business increased solid waste revenues by $11.8 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. During the three months ended September 30, 2015, two E&P disposal facilities which opened subsequent to September 30, 2014 increased E&P revenues by $1.1 million. During the three months ended September 30, 2015, E&P revenues at all other sites owned or fully-operated in each of the comparable periods decreased by a total of $37.3 million as the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. Further or sustained declines in commodity prices may lead to further reductions in drilling activities by our E&P customers and further declines in our E&P volumes and revenues.

Revenues from sales of recyclable commodities during the three months ended September 30, 2015 decreased $2.4 million from the comparable period of the prior year due primarily to decreased recyclable commodity prices.

During the three months ended September 30, 2015, intermodal revenues increased $5.7 million due to cargo volume from a new large intermodal customer and higher cargo volume with existing customers.

Other revenues decreased by $0.9 million during the three months ended September 30, 2015 due primarily to contracted landfill construction services we performed in the prior year period at a landfill we operate.

Total revenues increased $32.4 million, or 2.1%, to $1.585 billion for the nine months ended September 30, 2015, from $1.553 billion for the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, incremental revenue from acquisitions closed during, or subsequent to, the nine months ended September 30, 2014, increased revenues by approximately $37.7 million. Operations divested during, or subsequent to, the nine months ended September 30, 2014, decreased revenues by approximately $0.9 million.

During the nine months ended September 30, 2015, the net increase in prices charged to our customers was $35.8 million, consisting of $37.3 million of core price increases, partially offset by a decrease of $1.5 million from fuel, materials and environmental surcharges.

During the nine months ended September 30, 2015, volume increases in our existing business increased solid waste revenues by $28.9 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P disposal facilities which opened, or significantly increased the scale of their operations during, or subsequent to, the nine months ended September 30, 2014, increased E&P revenues by $3.9 million. During the nine months ended September 30, 2015, E&P revenues at all other sites owned or fully-operated in each of the comparable periods decreased by a total of $79.7 million as the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.

During the nine months ended September 30, 2015, the closure of a recycling operation in our Western segment in April 2014 decreased revenues by $2.0 million. Revenues from sales of recyclable commodities at all other facilities owned during the nine months ended September 30, 2015 and 2014 decreased $6.3 million due primarily to decreased recyclable commodity prices.

During the nine months ended September 30, 2015, intermodal revenues increased $16.2 million due to cargo volume from a new large intermodal customer and higher cargo volume with existing customers.

Other revenues decreased by $1.2 million during the nine months ended September 30, 2015 due primarily to contracted landfill construction services we performed in the prior year period at a landfill we operate.

Cost of Operations.  Total cost of operations increased $3.1 million, or 1.0%, to $300.9 million for the three months ended September 30, 2015, from $297.8 million for the three months ended September 30, 2014.  The increase was primarily the result of $6.8 million of additional operating costs from solid waste and E&P acquisitions closed during, or subsequent to, the three months ended September 30, 2014 and an increase in operating costs at our existing solid waste operations of $6.5 million, less a decrease in operating costs at our existing and internally developed E&P operations of $10.2 million.

The increase in operating costs at our existing solid waste operations of $6.5 million for the three months ended September 30, 2015 was comprised of an increase in labor expenses of $5.7 million due primarily to employee pay rate increases and headcount increases to support volume increases, an increase in rail transportation expenses at our intermodal operations of $2.5 million due to increased rail cargo volume, an increase in taxes on revenues of $1.8 million due to an increase in revenues in our solid waste markets, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.4 million due primarily to adjustments to projected losses on prior period claims, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.4 million due to variability in the timing and severity of major repairs, an increase in disposal expenses of $0.7 million from disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes and $1.0 million of other net expense increases, partially offset by a decrease in fuel expense of $5.2 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease of $1.1 million associated with the cost of contracted landfill construction services we performed during the prior year period at a landfill we operate and a decrease in benefits expenses of $1.7 million from a reduction in the employer portion of medical claims costs.

The decrease in operating costs at our existing and internally developed E&P operations of $10.2 million for the three months ended September 30, 2015 was comprised of decreased equipment operating expenses of $0.7 million from the restructuring of an equipment operating agreement in 2015 that resulted in a third-party equipment operator being financially responsible for equipment operating and maintenance expenses, and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased fuel expenses of $1.0 million; decreased trucking and transportation expenses of $2.6 million; decreased third-party subcontractor processing, remediation and other professional fees services of $1.4 million; decreased equipment repair expenses of $1.1 million; decreased labor and benefits expenses of $0.9 million; decreased equipment rental expenses of $0.9 million; decreased royalty expenses of $0.3 million and $1.3 million of other net expense decreases.

Total cost of operations increased $31.6 million, or 3.7%, to $879.5 million for the nine months ended September 30, 2015, from $847.9 million for the nine months ended September 30, 2014. The increase was primarily the result of $20.7 million of additional operating costs from solid waste and E&P acquisitions closed during, or subsequent to, the nine months ended September 30, 2014 and an increase in operating costs at our existing solid waste operations of $20.2 million, less a decrease in operating costs at our existing and internally developed E&P operations of $9.3 million.

The increase in operating costs at our existing solid waste operations of $20.2 million for the nine months ended September 30, 2015 was comprised of an increase in labor expenses of $13.3 million due primarily to employee pay rate increases and headcount increases to support volume increases, an increase in rail transportation expenses at our intermodal operations of $7.0 million due to increased rail cargo volume, an increase in third-party disposal expense of $4.8 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $5.3 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $3.7 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in taxes on revenues of $4.0 million due to increased revenues in our solid waste markets and $1.7 million of other net expense increases, partially offset by a decrease in fuel expense of $14.5 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $3.1 million due primarily to adjustments to projected losses on prior period claims and a decrease of $2.0 million associated with the cost of contracted landfill construction services we performed during the prior year period.

The decrease in operating costs at our existing and internally developed E&P operations of $9.3 million for the nine months ended September 30, 2015 was comprised of decreased equipment operating expenses of $1.7 million from the restructuring of an equipment operating agreement in 2015 that resulted in a third-party equipment operator being financially responsible for equipment operating and maintenance expenses, and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased third-party trucking and transportation expenses of $3.4 million; decreased fuel expenses of $2.8 million; decreased equipment rental expenses of $1.5 million; decreased equipment repair expenses of $1.2 million; decreased third-party subcontractor processing and remediation services of $1.2 million; decreased direct labor and benefits expenses of $1.0 million and $3.0 million of other expense decreases, partially offset by an increase of $5.0 million in expenses due to site clean-up and remediation work during the first quarter of 2015 associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites and an increase of $1.5 million due to start-up related expenses at two new E&P disposal facilities during the first quarter of 2015.

Cost of operations as a percentage of revenues increased 0.4 percentage points to 54.9% for the three months ended September 30, 2015, from 54.5% for the three months ended September 30, 2014. The increase as a percentage of revenues was primarily the result of a 1.9 percentage point increase at our existing and internally developed E&P operations and a 0.1 percentage point increase from solid waste and E&P acquisitions closed during, or subsequent to, the nine months ended September 30, 2014, partially offset by a 1.6 percentage point decrease at our existing solid waste operations. The increase at our existing and internally developed E&P operations was due primarily to fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues. The decrease at our existing solid waste operations was comprised of a 1.3 percentage point decrease in fuel expense, a 0.5 percentage point decrease in benefits expenses, a 0.3 percentage point decrease in third-party disposal expenses and a 0.3 percentage point decease associated with the cost of contracted landfill construction services we performed during the prior year period, partially offset by a 0.3 percentage point increase associated with increased labor expenses and a 0.5 percentage point increase in rail transportation expenses at our intermodal operations.

Cost of operations as a percentage of revenues increased 0.9 percentage points to 55.5% for the nine months ended September 30, 2015, from 54.6% for the nine months ended September 30, 2014. The increase as a percentage of revenues was primarily the result of a 2.3 percentage point increase at our existing and internally developed E&P operations, partially offset by a 1.4 percentage point decrease at our existing solid waste operations. The increase at our existing and internally developed E&P operations was due primarily to fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues. The decrease at our existing solid waste operations was comprised of a 1.3 percentage point decrease in fuel expense, a 0.3 percentage point decrease in auto, workers’ compensation and property claims expense and a 0.2 percentage point decrease associated with the cost of contracted landfill construction services we performed during the prior year period, partially offset by a 0.4 percentage point increase in rail transportation expenses at our intermodal operations.

SG&A.  SG&A expenses increased $1.8 million, or 3.1%, to $59.8 million for the three months ended September 30, 2015, from $58.0 million for the three months ended September 30, 2014.  The increase was primarily the result of $0.7 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the three months ended September 30, 2014, an increase in payroll and payroll-related expenses of $0.9 million primarily related to annual compensation increases and an increase in professional fees of $0.8 million due primarily to increased expenses for external accounting services, legal expenses and sales consulting services, partially offset by a decrease in deferred compensation expense of $0.6 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked.

SG&A expenses increased $5.0 million, or 3.0%, to $175.2 million for the nine months ended September 30, 2015, from $170.2 million for the nine months ended September 30, 2014.  The increase was primarily the result of $2.0 million of additional SG&A expenses from acquisitions closed during, or subsequent to, the nine months ended September 30, 2014, an increase in payroll and payroll-related expenses of $2.1 million primarily related to annual compensation increases, an increase in professional fees of $1.8 million due primarily to increased expenses for external accounting services, legal expenses and sales consulting services, an increase in employee meeting, training and travel expenses of $1.4 million, an increase in equity-based compensation expense of $0.5 million resulting from the net impact of an increase in the total fair value of our annual recurring grant of restricted stock units to our personnel being partially offset by an adjustment recorded during the nine months ended September 30, 2015 to decrease the total shares expected to vest associated with performance-based restricted stock units granted in 2014 and $0.6 million of other net expense increases, partially offset by a decrease in accrued cash incentive compensation expense of $2.7 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period and a decrease in deferred compensation expense of $0.7 million as a result of decreases in the market value of investments to which employee deferred compensation liability balances are tracked.

SG&A expenses as a percentage of revenues increased 0.3 percentage points to 10.9% for the three months ended September 30, 2015, from 10.6% for the three months ended September 30, 2014.  The increase as a percentage of revenues was comprised of a 0.2 percentage point increase associated with increased payroll expenses and a 0.2 percentage point increase associated with increased professional fees, partially offset by a 0.1 percentage point decrease associated with decreased deferred compensation expense.

SG&A expenses as a percentage of revenues was unchanged at 11.0% for the nine months ended September 30, 2015 and 2014 as a result of increases associated with higher payroll expenses and professional fees being offset by decreased cash incentive compensation expense.

Depreciation.  Depreciation expense increased $2.4 million, or 4.0%, to $61.4 million for the three months ended September 30, 2015, from $59.0 million for the three months ended September 30, 2014.  The increase was primarily the result of an increase in depletion expense of $2.2 million at our existing solid waste landfills due primarily to an increase in volumes, an increase in depreciation expense of $1.6 million associated with additions to our fleet and equipment purchased to support our existing operations and $1.6 million of additional depreciation and depletion expense from acquisitions closed during, or subsequent to, the three months ended September 30, 2014, partially offset by a $3.0 million decrease in depletion expense at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense increased $6.4 million, or 3.7%, to $178.3 million for the nine months ended September 30, 2015, from $171.9 million for the nine months ended September 30, 2014.  The increase was primarily the result of an increase in depletion expense of $5.5 million at our existing solid waste landfills due primarily to an increase in volumes, $4.5 million of additional depreciation and depletion expense from acquisitions closed during, or subsequent to, the nine months ended September 30, 2014 and an increase in depreciation expense of $3.4 million associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by a $7.0 million decrease in depletion expense at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense as a percentage of revenues increased 0.4 percentage points to 11.2% for the three months ended September 30, 2015, from 10.8% for the three months ended September 30, 2014. Depreciation expense as a percentage of revenues increased 0.1 percentage points to 11.2% for the nine months ended September 30, 2015, from 11.1% for the nine months ended September 30, 2014. The increases as a percentage of revenues were due primarily to the impact of declines in E&P revenues from operations owned in the comparable periods and depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by the decrease in depletion expense at our existing E&P landfills.

Amortization of Intangibles. Amortization of intangibles expense increased $0.5 million, or 7.4%, to $7.2 million for the three months ended September 30, 2015, from $6.7 million for the three months ended September 30, 2014. Amortization of intangibles expense increased $1.3 million, or 6.4%, to $21.5 million for the nine months ended September 30, 2015, from $20.2 million for the nine months ended September 30, 2014.

Amortization expense as a percentage of revenues increased 0.1 percentage points to 1.3% for the three months ended September 30, 2015, from 1.2% for the three months ended September 30, 2014. Amortization expense as a percentage of revenues increased 0.1 percentage points to 1.4% for the nine months ended September 30, 2015, from 1.3% for the nine months ended September 30, 2014.

The dollar amount and percentage of revenues increases were attributable to additional amortization expense during the three and nine months ended September 30, 2015 from acquisitions closed during, or subsequent to, the three and nine months ended September 30, 2014.

Impairments and Other Operating Charges. Impairments and other operating charges increased $484.7 million, to $493.8 million for the three months ended September 30, 2015, from $9.1 million for the three months ended September 30, 2014. Impairments and other operating charges increased $485.6 million, to $494.2 million for the nine months ended September 30, 2015, from $8.6 million for the nine months ended September 30, 2014.

The decline in oil prices that began in late 2014, and continued during 2015, has resulted in decreased levels of oil and natural gas exploration and production activity and a corresponding decrease in demand for our E&P waste services. This decrease, together with market expectations of a likely slow recovery in oil prices, has reduced the expected future period cash flows of our E&P segment, causing the fair value of the E&P segment to decrease below its carrying value. During the three and nine months ended September 30, 2015, we recorded impairment charges of $411.8 million associated with goodwill and $38.3 million associated with indefinite-lived intangible assets in our E&P segment. Following the impairment charge, at September 30, 2015, our E&P segment has remaining balances of $77.3 million in goodwill and $21.6 million in indefinite-lived intangible assets. The fair value of the E&P segment was estimated using an income approach employing a discounted cash flow (“DCF”) model. The DCF model incorporated projected cash flows over a forecast period based on the estimated remaining lives of the operating locations comprising the E&P segment. One of the key assumptions in the DCF model was the estimated EBITDA contribution from each operating location. If the estimated EBITDA in the DCF model for each operating location was reduced an additional 10%, the goodwill and indefinite-lived intangible asset impairment charge would have increased by $5.4 million and $0.8 million, respectively. We also recorded impairment charges of $63.9 million related to property, plant and equipment at certain E&P operating locations during the three and nine months ended September 30, 2015 based on an assessment that the carrying value of certain asset groups exceeded the undiscounted cash flows and were therefore not recoverable. The fair value of the unrecoverable asset groups was calculated using the aforementioned DCF model and the impairment charge was based on the amount the asset groups’ carrying values exceeded their fair value. Each asset group that was assessed as being impaired had an insignificant fair value due primarily to the estimated discounted cash outflows exceeding the estimated discounted cash inflows over the remaining estimated lives of the asset groups. Following the impairment charge, our E&P segment has a remaining balance in property, plant and equipment of $931.2 million at September 30, 2015. If the estimated EBITDA in the DCF model for each asset group was reduced an additional 10%, the property, plant and equipment impairment charge would have been unchanged.

The aforementioned impairment charges were partially offset by $20.6 million of adjustments recorded during the three and nine months ended September 30, 2015 to reduce the fair value of amounts payable under liability-classified contingent consideration arrangements associated with the acquisition of an E&P business in 2014 as it was determined that the decline in E&P waste services at acquired facilities subject to contingent consideration payments based on the earnings of the acquired facilities would reduce the amount ultimately payable by us upon the completion of the contingent consideration assessment period.

During the three and nine months ended September 30, 2014, we recorded an $8.4 million impairment charge at an E&P disposal facility as a result of projected operating losses resulting from the migration of the majority of the facility’s customers to a new E&P facility that we own and operate.

Operating Income (loss).  Operating income (loss) decreased $491.1 million to a loss of $375.2 million for the three months ended September 30, 2015, from income of $115.9 million for the three months ended September 30, 2014.  The decrease was attributable to the $484.7 million increase in impairments and other operating charges, $3.1 million increase in costs of operations, $2.4 million increase in depreciation expense, $1.8 million increase in SG&A expense and $0.5 million increase in amortization of intangibles expense, partially offset by the $1.3 million increase in revenues.

Operating income (loss) decreased $497.6 million to a loss of $163.3 million for the nine months ended September 30, 2015, from income of $334.3 million for the nine months ended September 30, 2014.  The decrease was attributable to the $485.6 million increase in impairments and other operating charges, $31.6 million increase in costs of operations, $6.4 million increase in depreciation expense, $5.0 million increase in SG&A expense and $1.3 million increase in amortization of intangibles expense, partially offset by the $32.4 million increase in revenues.

Operating income (loss) as a percentage of revenues decreased 89.7 percentage points to a loss of 68.5% for the three months ended September 30, 2015, from income of 21.2% for the three months ended September 30, 2014.  The decrease as a percentage of revenues was comprised of an 88.5 percentage point increase in impairments and other operating charges, a 0.4 percentage point increase in cost of operations, 0.4 percentage point increase in depreciation expense, a 0.3 percentage point increase in SG&A expense and a 0.1 percentage point increase in amortization expense.

Operating income (loss) as a percentage of revenues decreased 31.8 percentage points to a loss of 10.3% for the nine months ended September 30, 2015, from income of 21.5% for the nine months ended September 30, 2014.  The decrease as a percentage of revenues was comprised of a 30.7 percentage point increase in impairments and other operating charges, a 0.9 percentage point increase in cost of operations, 0.1 percentage point increase in depreciation expense and a 0.1 percentage point increase in amortization expense.

Interest Expense.  Interest expense increased $0.6 million, or 3.5%, to $16.4 million for the three months ended September 30, 2015, from $15.8 million for the three months ended September 30, 2014, resulting from an increase of $1.9 million from the August 2015 issuance of our 2022 Notes and 2025 Notes, partially offset by a $0.6 million decrease due to refinancing and replacing our prior term loan agreement and prior credit agreement with our new revolving credit and term loan agreement, resulting in a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings and a decrease of $0.7 million from the net change in the combined average outstanding borrowings under our revolving credit and term loan agreement. We used the proceeds from the issuance of the 2022 Notes and 2025 Notes to pay down a portion of the outstanding borrowings under our revolving credit agreement.

Interest expense decreased $1.3 million, or 2.6%, to $47.4 million for the nine months ended September 30, 2015, from $48.7 million for the nine months ended September 30, 2014, resulting from a decrease of $3.2 million due to refinancing and replacing our prior term loan agreement and prior credit agreement with our new revolving credit and term loan agreement resulting in a reduction in the applicable margin above the base rate or LIBOR rate for outstanding borrowings, a decrease of $0.7 million from the net change in the combined average outstanding borrowings under our revolving credit and term loan agreement and $0.8 million of other net changes, partially offset by an increase of $1.9 million from the August 2015 issuance of our 2022 Notes and 2025 Notes and an increase of $1.5 million resulting from interest accretion expense recorded on long-term liabilities recorded at fair value associated with acquisitions closed subsequent to September 30, 2014.

Other Income (Expense), Net.  Other income (expense), net, decreased $1.0 million, to an expense total of $1.3 million for the three months ended September 30, 2015, from an expense total of $0.3 million for the three months ended September 30, 2014. The decrease was primarily attributable to a $0.7 million decrease in investment income and $0.3 million of other net changes.

Other income (expense), net, decreased $2.2 million, to an expense total of $1.4 million for the nine months ended September 30, 2015, from an income total of $0.8 million for the nine months ended September 30, 2014. The decrease was primarily attributable to recording an expense charge of $0.6 million for the write off of a portion of unamortized debt issuance costs resulting from refinancing our prior term loan agreement and prior credit agreement, a $1.0 million decrease in investment income and $0.6 million of other net changes.

Income Tax Provision (Benefit).  Income taxes decreased $175.5 million, to a benefit total of $136.0 million for the three months ended September 30, 2015, from an expense total of $39.5 million for the three months ended September 30, 2014. Income taxes decreased $179.0 million, to a benefit total of $65.0 million for the nine months ended September 30, 2015, from an expense total of $114.0 million for the nine months ended September 30, 2014.

Our effective tax benefit rates for the three and nine months ended September 30, 2015 were 34.6% and 30.6%, respectively. The impairment of a portion of the goodwill, indefinite-lived intangible assets and property, plant and equipment within our E&P segment resulted in the write off of $44.4 million of assets that were not deductible for tax purposes, reducing our tax benefit during the three and nine months ended September 30, 2015 by 4.0 and 7.3 percentage points, respectively. Additionally, the impairment of the aforementioned assets within our E&P segment impacted the geographical apportionment of our state income taxes resulting in a non-recurring adjustment in our deferred tax liabilities that primarily increased our income tax benefit by $4.2 million for the three and nine months ended September 30, 2015 and increased our tax benefit rate by 1.1 percentage points and 2.0 percentage points for the three and nine months ended September 30, 2015, respectively.

Our effective tax expense rates for the three and nine months ended September 30, 2014 were 39.6% and 39.8%, respectively. During the nine months ended September 30, 2014, an adjustment in deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act increased our income tax expense and our effective tax rate by $1.2 million and 0.4 percentage points, respectively.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands).

	Three months ended September 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$354,490	$(1,250)	$353,240	64.5%
Solid waste disposal and transfer	180,442	(66,322)	114,120	20.8
Solid waste recycling	12,213	(155)	12,058	2.2
E&P waste treatment, recovery and disposal	54,695	(3,519)	51,176	9.3
Intermodal and other	17,344	-	17,344	3.2
Total	$619,184	$(71,246)	$547,938	100.0%

	Three months ended September 30, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$333,917	$(926)	$332,991	60.9%
Solid waste disposal and transfer	167,129	(62,295)	104,834	19.2
Solid waste recycling	14,973	(497)	14,476	2.6
E&P waste treatment, recovery and disposal	86,085	(4,185)	81,900	15.0
Intermodal and other	12,604	(254)	12,350	2.3
Total	$614,708	$(68,157)	$546,551	100.0%

	Nine months ended September 30, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$1,024,078	$(3,150)	$1,020,928	64.4%
Solid waste disposal and transfer	494,804	(187,486)	307,318	19.4
Solid waste recycling	35,614	(654)	34,960	2.2
E&P waste treatment, recovery and disposal	183,103	(10,879)	172,224	10.9
Intermodal and other	49,920	-	49,920	3.1
Total	$1,787,519	$(202,169)	$1,585,350	100.0%

	Nine months ended September 30, 2014
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$962,683	$(2,676)	$960,007	61.8%
Solid waste disposal and transfer	461,605	(175,895)	285,710	18.4
Solid waste recycling	44,713	(1,601)	43,112	2.8
E&P waste treatment, recovery and disposal	242,049	(12,667)	229,382	14.8
Intermodal and other	35,446	(704)	34,742	2.2
Total	$1,746,496	$(193,543)	$1,552,953	100.0%

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Western	$230,454	42.1%	$215,849	39.5%	$658,468	41.5%	$617,473	39.8%
Central	156,939	28.6	149,213	27.3	441,686	27.9	420,195	27.1
Eastern	109,030	19.9	102,624	18.8	314,268	19.8	294,008	18.9
E&P	51,515	9.4	78,865	14.4	170,928	10.8	221,277	14.2
	$547,938	100.0%	$546,551	100.0%	$1,585,350	100.0%	$1,552,953	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of segment revenues for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Western	$76,279	33.1%	$69,140	32.0%	$218,185	33.1%	$194,894	31.6%
Central	56,783	36.2	53,809	36.1	155,855	35.3	148,471	35.3
Eastern	34,301	31.5	29,379	28.6	97,205	30.9	87,284	29.7
E&P	17,392	33.8	39,535	50.1	54,571	31.9	111,730	50.5
Corporate(a)	2,474	-	(1,152)	-	4,856	-	(7,449)	-
	$187,229	34.2%	$190,711	34.9%	$530,672	33.5%	$534,930	34.4%

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

Significant changes in revenue and segment EBITDA for our reportable segments for the three and nine month periods ended September 30, 2015, compared to the three and nine month periods ended September 30, 2014, are discussed below:

Segment Revenue

Revenue in our Western segment increased $14.7 million, or 6.8%, to $230.5 million for the three months ended September 30, 2015, from $215.8 million for the three months ended September 30, 2014.  The components of the increase consisted of solid waste volume increases of $7.5 million associated with increases in residential, commercial and roll off collection operations, transfer stations and landfill special waste revenues, intermodal revenue increases of $5.7 million due to a new large intermodal customer and higher cargo volume with existing customers, net price increases of $3.7 million and revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2014, of $0.5 million, partially offset by recyclable commodity sales decreases of $1.5 million from declines in the price of recyclable commodities, decreases of $1.1 million from reduced E&P disposal volumes at our solid waste landfills and other revenue decreases of $0.1 million.

Revenue in our Western segment increased $41.0 million, or 6.6%, to $658.5 million for the nine months ended September 30, 2015, from $617.5 million for the nine months ended September 30, 2014.  The components of the increase consisted of solid waste volume increases of $22.5 million associated with our residential, commercial and roll off collection operations, transfer stations and landfill special waste revenues being partially offset by lower landfill municipal solid waste revenues, intermodal revenue increases of $16.2 million due to a new large intermodal customer and higher cargo volume with existing customers, net price increases of $9.9 million, revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2014, of $0.9 million and other revenue increases of $0.3 million, partially offset by recyclable commodity sales decreases of $2.0 million and $4.0 million resulting from the closure of a recycling operation in April 2014 and declines in the price of recyclable commodities, respectively, and decreases of $2.8 million from reduced E&P disposal volumes at our solid waste landfills.

Revenue in our Central segment increased $7.7 million, or 5.2%, to $156.9 million for the three months ended September 30, 2015, from $149.2 million for the three months ended September 30, 2014.  The components of the increase consisted of net price increases of $5.6 million, solid waste volume increases of $2.1 million associated with increases in roll off collection volumes, transfer station volumes and landfill special waste volumes exceeding declines in residential collection volumes and revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2014, of $1.0 million, partially offset by E&P disposal volume decreases of $0.7 million at our solid waste landfills and other revenue decreases of $0.3 million.

Revenue in our Central segment increased $21.5 million, or 5.1%, to $441.7 million for the nine months ended September 30, 2015, from $420.2 million for the nine months ended September 30, 2014.  The components of the increase consisted of net price increases of $17.9 million, solid waste volume increases of $1.3 million associated with increases in roll off collection volumes, transfer station volumes, landfill MSW volumes and landfill special waste volumes exceeding declines in residential collection volumes, revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2014, of $2.2 million and $0.1 million of other revenue increases.

Revenue in our Eastern segment increased $6.4 million, or 6.2%, to $109.0 million for the three months ended September 30, 2015, from $102.6 million for the three months ended September 30, 2014.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended September 30, 2014, of $3.3 million, net price increases of $2.4 million and solid waste volume increases of $2.2 million primarily from volume increases in our roll off collection business, transfer station volumes and landfill special waste volumes exceeding decreases in residential collection volumes, partially offset by recyclable commodity sales decreases of $0.8 million due primarily to declines in the price of recyclable commodities and other revenue decreases of $0.7 million.

Revenue in our Eastern segment increased $20.3 million, or 6.9%, to $314.3 million for the nine months ended September 30, 2015, from $294.0 million for the nine months ended September 30, 2014.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2014, of $11.1 million, net price increases of $8.0 million and solid waste volume increases of $5.1 million primarily from volume increases in our roll off collection business, transfer station volumes and landfill special waste volumes exceeding decreases in residential collection volumes, partially offset by recyclable commodity sales decreases of $2.0 million due primarily to declines in the price of recyclable commodities and other revenue decreases of $1.9 million due primarily to landfill construction services, contracted in a prior year, that we performed at a landfill we operate.

Revenue in our E&P segment decreased $27.4 million, or 34.7%, to $51.5 million for the three months ended September 30, 2015, from $78.9 million for the three months ended September 30, 2014.  The components of the decrease consisted of revenue growth of $7.0 million from acquisitions closed during, or subsequent to, the three months ended September 30, 2014, and $1.1 million of revenue from two new E&P disposal facilities opened subsequent to September 30, 2014, more than offset by $35.5 million of revenue decreases at facilities owned and fully-operated in each of the comparable periods due to declines in both E&P waste volumes and prices charged for our services. During the three months ended September 30, 2015, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.

Revenue in our E&P segment decreased $50.4 million, or 22.8%, to $170.9 million for the nine months ended September 30, 2015, from $221.3 million for the nine months ended September 30, 2014.  The components of the decrease consisted of revenue growth from acquisitions closed during, or subsequent to, the nine months ended September 30, 2014, of $23.5 million, an increase in volume of $1.4 million from an E&P site which commenced operations in 2014 and increased the scale of its operations during the nine months ended September 30, 2014 and $2.5 million of revenue from two new E&P disposal facilities opened subsequent to September 30, 2014, more than offset by $77.8 million of revenue decreases at facilities owned and fully-operated in each of the comparable periods due to declines in both E&P waste volumes and prices charged for our services. During the nine months ended September 30, 2015, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and have continued into 2015, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate.

Segment EBITDA

Segment EBITDA in our Western segment increased $7.2 million, or 10.3%, to $76.3 million for the three months ended September 30, 2015, from $69.1 million for the three months ended September 30, 2014.  The increase was due primarily to an increase in revenues of $14.7 million, a decrease in fuel expense of $2.4 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and $0.2 million of other net expense decreases, partially offset by an increase in direct and administrative labor expenses of $3.2 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in rail transportation expenses at our intermodal operations of $2.5 million due to increased rail cargo volume, an increase in taxes on revenues of $1.0 million due to increased revenues, an increase in auto, workers’ compensation and property claims expense under our high deductible insurance program of $0.9 million due primarily to adjustments to projected losses on prior period claims, an increase in third-party trucking and transportation expenses of $0.8 million due to increased disposal volumes that require transportation to our landfills, an increase in third-party disposal expense of $0.7 million due to increased collection volumes and disposal rate increases, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.4 million due to variability in the timing and severity of major repairs, an increase in corporate overhead expense allocations of $0.4 million due primarily to revenue growth and a net $0.2 million increase in cost of operations and SG&A expenses attributable to acquired operations.

Segment EBITDA in our Western segment increased $23.3 million, or 12.0%, to $218.2 million for the nine months ended September 30, 2015, from $194.9 million for the nine months ended September 30, 2014.  The increase was due primarily to an increase in revenues of $41.0 million, a decrease in fuel expense of $6.7 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and a decrease in auto, workers’ compensation and property claims expense under our high deductible insurance program of $1.4 million due primarily to adjustments to projected losses on prior period claims, partially offset by an increase in rail transportation expenses at our intermodal operations of $7.0 million due to increased rail cargo volume, an increase in direct and administrative labor expenses of $6.4 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in third-party disposal expense of $3.7 million due to increased collection volumes and disposal rate increases, an increase in taxes on revenues of $2.5 million due to increased revenues, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.9 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.3 million due to increased disposal volumes that require transportation to our landfills, an increase in corporate overhead expense allocations of $0.9 million due primarily to revenue growth, a net $0.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, a $0.5 million increase in legal and professional fees expenses and $1.0 million of other net expense increases.

Segment EBITDA in our Central segment increased $3.0 million, or 5.5%, to $56.8 million for the three months ended September 30, 2015, from $53.8 million for the three months ended September 30, 2014.  The increase was due primarily to an increase in revenues of $7.7 million, a decrease in fuel expense of $1.2 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements and $0.4 million of other net expense decreases, partially offset by an increase in direct and administrative labor expenses of $2.2 million due primarily to employee pay rate increases, an increase in corporate overhead expense allocations of $1.2 million due primarily to revenue growth and an increase to the overhead allocation rate, an increase in taxes on revenues of $0.9 million due primarily to increased landfill revenues, an increase in third-party disposal expense of $0.6 million due to disposal rate increases and increased roll off collection and transfer station volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.6 million due to variability in the timing and severity of major repairs, an increase in professional fees of $0.5 million due primarily to increased expenses for legal and sales consulting services and a net $0.3 million increase in cost of operations and SG&A expenses attributable to acquired operations.

Segment EBITDA in our Central segment increased $7.4 million, or 5.0%, to $155.9 million for the nine months ended September 30, 2015, from $148.5 million for the nine months ended September 30, 2014.  The increase was due primarily to an increase in revenues of $21.5 million and a decrease in fuel expense of $3.3 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by an increase in direct and administrative labor expenses of $5.3 million due primarily to employee pay rate increases, an increase in corporate overhead expense allocations of $3.5 million due primarily to revenue growth and an increase to the overhead allocation rate, an increase in third-party disposal expense of $3.0 million due to disposal rate increases, changes in internalization in certain markets and increased transfer station volumes, an increase in professional fees of $1.6 million due primarily to increased expenses for legal and sales consulting services, an increase in third-party trucking and transportation expenses of $1.2 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.2 million due to variability in the timing and severity of major repairs, an increase in taxes on revenues of $1.1 million due primarily to increased landfill revenues and $0.5 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $4.9 million, or 16.8%, to $34.3 million for the three months ended September 30, 2015, from $29.4 million for the three months ended September 30, 2014.  The increase was due primarily to an increase in revenues of $6.4 million, a decrease in fuel expense of $1.6 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease of $1.1 million associated with the cost of contracted landfill construction services we performed during the prior year period at a landfill we operate, a decrease in disposal expenses of $0.6 million due primarily to increased internalization of collected waste volumes in our Albany, New York market and $0.1 million of other net expense decreases, partially offset by a net $2.4 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.0 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in corporate overhead expense allocations of $1.0 million due primarily to revenue growth and an increase in truck, container, equipment and facility maintenance and repair expenses of $0.5 million due to variability in the timing and severity of major repairs.

Segment EBITDA in our Eastern segment increased $9.9 million, or 11.4%, to $97.2 million for the nine months ended September 30, 2015, from $87.3 million for the nine months ended September 30, 2014.  The increase was due primarily to an increase in revenues of $20.3 million, a decrease in fuel expense of $4.4 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, a decrease of $2.0 million associated with the cost of contracted landfill construction services we performed during the prior year period at a landfill we operate and a decrease in disposal expenses of $1.7 million due primarily to increased internalization of collected waste volumes in our Albany, New York market, partially offset by a net $7.7 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $3.3 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in corporate overhead expense allocations of $3.0 million due primarily to revenue growth, an increase in truck, container, equipment and facility maintenance and repair expenses of $2.0 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.3 million due to increased volumes disposed of at our transfer stations that require further transportation to our landfills, an increase in taxes on revenues of $0.5 million at a new landfill site that commenced operations in 2015 and $0.7 million of other net expense increases.

Segment EBITDA in our E&P segment decreased $22.1 million, or 56.0%, to $17.4 million for the three months ended September 30, 2015, from $39.5 million for the three months ended September 30, 2014.  The decrease was due primarily to a $27.4 million decrease in revenues and a net $4.6 million increase in cost of operations and SG&A expenses attributable to acquired operations, partially offset by decreased equipment operating expenses of $0.7 million from the restructuring of an equipment operating agreement in 2015 that resulted in a third-party equipment operator being financially responsible for equipment operating and maintenance expenses, and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased fuel expenses of $1.0 million; decreased trucking and transportation expenses of $2.6 million; decreased third-party subcontractor processing, remediation and other professional fees services of $1.4 million; decreased equipment repair expenses of $1.1 million; decreased labor and benefits expenses of $0.9 million; decreased equipment rental expenses of $0.9 million; decreased royalty expenses of $0.3 million and $1.0 million of other expense decreases.

Segment EBITDA in our E&P segment decreased $57.1 million, or 51.2%, to $54.6 million for the nine months ended September 30, 2015, from $111.7 million for the nine months ended September 30, 2014.  The decrease was due primarily to a $50.4 million decrease in revenues, a net $14.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase of $5.0 million in expenses due to site clean-up and remediation work during the first quarter of 2015 associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites and an increase of $1.5 million due to start-up related expenses at two new E&P disposal facilities during the first quarter of 2015, partially offset by decreased equipment operating expenses of $1.7 million from the restructuring of an equipment operating agreement in 2015 that resulted in a third-party equipment operator being financially responsible for equipment operating and maintenance expenses, and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased third-party trucking and transportation expenses of $3.4 million; decreased fuel expenses of $2.8 million; decreased equipment rental expenses of $1.5 million; decreased equipment repair expenses of $1.2 million; decreased third-party subcontractor processing and remediation services of $1.2 million; decreased direct and administrative labor and benefits expenses of $1.2 million and $1.7 million of other expense decreases.

Segment EBITDA at Corporate increased $3.7 million, to income of $2.5 million for the three months ended September 30, 2015, from a loss of $1.2 million for the three months ended September 30, 2014.  The increase was due to an increase in revenue-based corporate overhead expense allocations to our segments of $3.3 million due primarily to our revenue growth in our solid waste segments and an increase in the allocation rate to our Central and Eastern segments, a decrease in deferred compensation expense of $0.6 million resulting from deferred compensation liabilities to employees decreasing as a result of decreases in the market value of investments to which employee deferred compensation balances are tracked and $0.2 million of other net expense decreases, partially offset by an increase of $0.4 million in equity-based compensation expenses associated with our annual recurring grant of restricted stock units to our personnel.

Segment EBITDA at Corporate increased $12.3 million, to income of $4.9 million for the nine months ended September 30, 2015, from a loss of $7.4 million for the nine months ended September 30, 2014.  The increase was due to an increase in revenue-based corporate overhead expense allocations to our segments of $9.0 million due primarily to our revenue growth in our solid waste segments and an increase in the allocation rate to our Central and Eastern segments, a decrease in accrued cash incentive compensation expense of $2.8 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period and a decrease in deferred compensation expense of $0.8 million resulting from deferred compensation liabilities to employees decreasing as a result of decreases in the market value of investments to which employee deferred compensation balances are tracked, partially offset by $0.3 million of other net expense increases.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the nine month periods ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$463,328	$414,518
Net cash used in investing activities	(276,997)	(193,444)
Net cash used in financing activities	(177,131)	(221,338)
Net increase (decrease) in cash and equivalents	9,200	(264)
Cash and equivalents at beginning of period	14,353	13,591
Cash and equivalents at end of period	$23,553	$13,327

Operating Activities Cash Flows

For the nine months ended September 30, 2015, net cash provided by operating activities was $463.3 million.  For the nine months ended September 30, 2014, net cash provided by operating activities was $414.5 million.  The $48.8 million increase was due primarily to the following:

1)	A decrease in net income of $319.5 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from acquisitions, of $29.7 million. Cash provided by operating assets and liabilities, net of effects from acquisitions, was $58.5 million and $28.8 million for the nine months ended September 30, 2015 and 2014, respectively. The significant components of the $58.5 million in net cash inflows from changes in operating assets and liabilities, net of effects from acquisitions, for the nine months ended September 30, 2015, include the following:

a)	an increase in cash resulting from an increase in accrued liabilities of $25.6 million due primarily to an increase in accrued interest due to the timing of semi-annual interest payments under our various long-term notes, an increase in accrued income taxes due to the timing and amount of federal tax payments, an increase in accrued payroll-related expenses due to our pay cycle timing resulting in additional days of accrual at September 30, 2015 and an increase in accrued property taxes due to the timing of annual property tax payments, partially offset by a decrease in accrued cash incentive compensation expense due to the payment of annual cash incentive compensation for 2014 during the nine months ended September 30, 2015;
b)	an increase in cash resulting from a $15.4 million increase in accounts payable due primarily to the timing of vendor payments;
c)	an increase in cash resulting from a $10.4 million decrease in accounts receivable due, in part, to improved collection results; and
d)	an increase in cash resulting from a $9.7 million decrease in prepaid expenses and other current assets due primarily to a decrease in prepaid income taxes;
2)	An increase in the loss on disposal of assets and impairments of $506.3 million due primarily to the current year impairment of a portion of our goodwill, indefinite-lived intangible assets and property, plant and equipment within our E&P segment;
3)	An increase in depreciation expense of $6.4 million due primarily to increased depreciation expense resulting from increased capital expenditures;
4)	An increase of $5.2 million attributable to a decrease in the excess tax benefits associated with equity-based compensation, due to a decrease in stock option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us; and
5)	An increase in interest accretion of $1.7 million from long-term liabilities recorded at fair value associated with acquisitions closed subsequent to September 30, 2014; less
6)	A decrease in our provision for deferred taxes of $166.4 million due primarily to the aforementioned impairment charge in our E&P segment resulting in the reduction of corresponding deferred tax liabilities; less
7)	A decrease of $17.0 million attributable to post-closing adjustments resulting in a net decrease in the fair value of amounts payable under liability-classified contingent consideration arrangements primarily associated with the 2014 acquisition of an E&P disposal company.

As of September 30, 2015, we had a working capital deficit of $53.2 million, including cash and equivalents of $23.6 million.  Our working capital deficit increased $59.0 million from a working capital surplus of $5.8 million at December 31, 2014, including cash and equivalents of $14.4 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities increased $83.6 million to $277.0 million for the nine months ended September 30, 2015, from $193.4 million for the nine months ended September 30, 2014.  The significant components of the increase include the following:

1)	An increase in payments for acquisitions of $62.9 million due primarily to the acquisition of nine solid waste collection businesses, an integrated solid waste collection and disposal business, an E&P waste stream treatment and recycling business and a permitted, development stage E&P landfill site during the nine months ended September 30, 2015; and
2)	An increase in capital expenditures for property and equipment of $19.5 million due primarily to expenditures for acquisitions closed subsequent to September 30, 2014, expenditures for a new E&P liquid waste injection well, increases in landfill site cost construction and increases in expenditures for equipment.

Financing Activities Cash Flows

Net cash used in financing activities decreased $44.2 million to $177.1 million for the nine months ended September 30, 2015, from $221.3 million for the nine months ended September 30, 2014.  The significant components of the decrease include the following:

1)	A decrease in net repayments of long-term borrowings of $153.8 million due primarily to increased proceeds from borrowings under our credit agreement as a result of the increases in payments for acquisitions and payments to repurchase our common stock during the nine months ended September 30, 2015; less

2)	An increase in payments to repurchase our common stock of $91.2 million due to no shares being repurchased during the nine months ended September 30, 2014; less
3)	An increase in payments for debt issuance costs of $6.5 million incurred in connection with our new revolving credit and term loan agreement that we entered into in January 2015 and our new 2022 Notes and 2025 Notes that we issued in August 2015; less
4)	An increase in cash dividends paid of $5.5 million due to an increase in our quarterly dividend rate to $0.13 per share for the nine months ended September 30, 2015, from a quarterly dividend rate of $0.115 per share for the nine months ended September 30, 2014; less
5)	A decrease of $5.2 million attributable to a decrease in the excess tax benefits associated with equity-based compensation, due to a decrease in stock option exercises resulting in decreased taxable income recognized by employees that is tax deductible to us.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2017. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of September 30, 2015, we held 1.1 million shares of treasury stock at a cost of $49.5 million. These shares were retired in October 2015. As of September 30, 2015 and 2014, we had repurchased in aggregate 42.0 million and 39.9 million shares, respectively, of our common stock at an aggregate cost of $882.5 million and $784.0 million, respectively.  As of September 30, 2015, the remaining maximum dollar value of shares available for purchase under the program was approximately $317.5 million. No shares were repurchased under the program during the nine months ended September 30, 2014.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. Cash dividends of $48.2 million and $42.8 million were paid during the nine months ended September 30, 2015 and 2014, respectively. In October 2015, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.13 to $0.145 per share. We cannot assure you as to the amounts or timing of future dividends.

We made $168.4 million in capital expenditures during the nine months ended September 30, 2015.  We expect to make capital expenditures of between $225 million and $230 million in 2015 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2015 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit agreement or raise other capital.  Our access to funds under the credit agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

On January 26, 2015, we entered into a new revolving credit and term loan agreement, or the credit agreement, with Bank of America, N.A., as administrative agent, and the other lenders from time to time party thereto, or the Lenders, which refinanced and replaced our prior credit agreement and our prior term loan agreement. The credit agreement consists of a $1.2 billion revolving credit facility and an $800 million term loan. Under the credit agreement, we may request increases in the aggregate commitments under the revolving credit facility and one or more additional term loans, provided that the aggregate principal amount of commitments and term loans never exceeds $2.3 billion. Under the credit agreement, swing line loans may be issued at our request in an aggregate amount not to exceed a $35 million sublimit and letters of credit may be issued at our request in an aggregate amount not to exceed a $250 million sublimit; however, both the issuance of swing line loans and letters of credit reduce the amount of total borrowings available.  As of September 30, 2015, we had $815.0 million outstanding under our credit agreement, exclusive of outstanding standby letters of credit of $73.1 million.

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

On July 15, 2008, we and certain accredited institutional investors entered into a Master Note Purchase Agreement, as amended, or the Master Note Agreement.  On June 11, 2015, we and certain accredited institutional investors entered into a Third Supplement to Master Note Purchase Agreement, or the Third Supplement, pursuant to the terms and conditions of the Master Note Agreement.  Pursuant to the Third Supplement, on August 20, 2015, we issued and sold to those investors $500 million of senior unsecured notes at fixed interest rates with interest payable in arrears semi-annually on February 20 and August 20 beginning on February 20, 2016, in a private placement.

We issued and sold the senior unsecured notes in two tranches: $125 million of the senior unsecured notes will mature on August 20, 2022 with an annual interest rate of 3.09%, or the 2022 Notes; and $375 million of the senior unsecured notes will mature on August 20, 2025 with an annual interest rate of 3.41%, or the 2025 Notes. The principal of each of the 2022 Notes and 2025 Notes is payable at the maturity of each respective note.

The 2022 Notes and 2025 Notes are unsecured obligations and rank pari passu with the existing notes outstanding under the Master Note Agreement and the obligations under the credit agreement. We used the proceeds from the sale of the 2022 Notes and 2025 Notes to reduce borrowings under our credit facility and for general corporate purposes, including acquisitions.

The 2022 Notes and 2025 Notes are subject to representations, warranties, covenants and events of default. Upon the occurrence of an event of default, payment of the 2022 Notes and 2025 Notes may be accelerated by the holders of the 2022 Notes and 2025 Notes. The 2022 Notes and 2025 Notes may also be prepaid by us at any time at par plus a make whole amount determined in respect of the remaining scheduled interest payments on the 2022 Notes and 2025 Notes, using a discount rate of the then current market standard for United States treasury bills plus 0.50%. In addition, we will be required to offer to prepay the 2022 Notes and 2025 Notes upon certain changes in control.

We may issue additional series of senior unsecured notes pursuant to the terms and conditions of the Master Note Agreement, provided that the purchasers of the outstanding notes, including the 2022 Notes and 2025 Notes, shall not have any obligation to purchase any additional notes issued pursuant to the Master Note Agreement and the aggregate principal amount of the outstanding notes and any additional notes issued pursuant to the Master Note Agreement shall not exceed $1.25 billion. Following the issuance of the 2022 Notes and 2025 Notes, we will have $1.1 billion of Notes outstanding under the Master Note Agreement.

As of September 30, 2015, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$1,958,716	$3,637	$67,407	$1,266,447	$621,225
Cash interest payments	$347,505	$67,182	$113,751	$87,309	$79,263
Contingent consideration	$74,346	$26,056	$4,248	$7,369	$36,673
Final capping, closure and post-closure	$735,005	$-	$5,517	$2,838	$726,650

____________________

Long-term debt payments include:

1)	$15.0 million in principal payments due January 2020 related to our revolving credit facility under our new credit agreement. We may elect to draw amounts on our credit agreement in either base rate loans or LIBOR loans. At September 30, 2015, $15.0 million of the outstanding borrowings drawn under the revolving credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.40% at September 30, 2015).

2)	$800.0 million in principal payments due January 2020 related to our term loan under our new credit agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At September 30, 2015, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (approximately 1.40% at September 30, 2015).

3)	$175.0 million in principal payments due October 1, 2015 related to our 2015 Notes. Holders of the 2015 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2015 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2015 Notes bear interest at a rate of 6.22%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we redeemed the 2015 Notes on October 1, 2015 using borrowings under our credit agreement.

4)	$100.0 million in principal payments due 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we have the intent and ability to redeem the 2016 Notes on April 1, 2016 using borrowings under our credit agreement. The 2016 Notes bear interest at a rate of 3.30%.

5)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2018 Notes bear interest at a rate of 4.00%.

6)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2019 Notes bear interest at a rate of 5.25%.

7)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2021 Notes bear interest at a rate of 4.64%.

8)	$125.0 million in principal payments due 2022 related to our 2022 Notes. Holders of the 2022 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2022 Notes bear interest at a rate of 3.09%.

9)	$375.0 million in principal payments due 2025 related to our 2025 Notes. Holders of the 2025 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2025 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the Master Note Purchase Agreement. The 2025 Notes bear interest at a rate of 3.41%.

10)	$31.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (approximately 0.05% at September 30, 2015). The tax-exempt bonds have maturity dates ranging from 2018 to 2033.

11)	$12.3 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 2.5% and 10.9% at September 30, 2015, and have maturity dates ranging from 2015 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit agreement using the LIBOR rate plus the applicable LIBOR margin at September 30, 2015. We assumed the credit agreement is paid off when it matures in January 2020.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $53.1 million recorded as liabilities in our condensed consolidated financial statements at September 30, 2015, and $21.2 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$132,578	$17,299	$29,769	$19,966	$65,544
Unconditional purchase obligations	$48,599	$26,366	$22,233	$-	$-

____________________

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At September 30, 2015, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 15.1 million gallons remaining to be purchased for a total of $48.6 million. The current fuel purchase contracts expire on or before December 31, 2017. These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $449.5 million and $437.0 million at September 30, 2015 and December 31, 2014, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the nine months ended September 30, 2015, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the nine month periods ended September 30, 2015 and 2014, at all of our landfills during the respective period, is shown below (tons in thousands):

	Nine months ended September 30,
	2015		2014
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	55	15,816	51	15,246
Operated landfills	5	390	5	370
	60	16,206	56	15,616

NON-GAAP FINANCIAL MEASURES

Free Cash Flow

We present free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate free cash flow differently.  Our free cash flow for the nine month periods ended September 30, 2015 and 2014, are calculated as follows (amounts in thousands):

	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$463,328	$414,518
Plus/less: Change in book overdraft	65	(180)
Plus: Proceeds from disposal of assets	1,676	6,139
Plus: Excess tax benefit associated with equity-based compensation	1,986	7,177
Less: Capital expenditures for property and equipment	(168,379)	(148,843)
Less: Distributions to noncontrolling interests	(43)	(371)
Free cash flow	$298,633	$278,440

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income (loss), plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on impairments or other operating charges, plus other expense, less other income.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three and nine month periods ended September 30, 2015 and 2014, are calculated as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(256,805)	$60,284	$(147,082)	$172,407
Plus/less: Income tax provision (benefit)	(136,017)	39,523	(64,996)	113,992
Plus: Interest expense	16,367	15,815	47,386	48,666
Plus: Depreciation and amortization	68,568	65,700	199,776	192,078
Plus: Closure and post-closure accretion	978	869	2,920	2,608
Plus: Impairments and other operating charges (a)	493,813	9,120	494,158	8,572
Plus/less: Other expense (income), net	1,303	269	1,430	(785)
Adjustments:
Plus: Acquisition-related costs (b)	777	736	1,372	1,384
Adjusted EBITDA	$188,984	$192,316	$534,964	$538,922

____________________

(a)	Reflects the addback of impairments and other operating charges.
(b)	Reflects the addback of acquisition-related transaction costs.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the three and nine month periods ended September 30, 2015 and 2014, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Reported net income (loss) attributable to Waste Connections	$(257,009)	$60,084	$(147,825)	$171,763
Adjustments:
Amortization of intangibles (a)	7,195	6,702	21,458	20,158
Acquisition-related costs (b)	777	736	1,372	1,384
Impairments and other operating charges (c)	493,813	9,120	494,158	8,572
Tax effect (d)	(174,053)	(6,350)	(179,883)	(11,549)
Impact of deferred tax adjustments (e)	(4,198)	-	(4,198)	1,220
Adjusted net income attributable to Waste Connections	$66,525	$70,292	$185,082	$191,548

Diluted earnings per common share attributable to Waste Connections’ common stockholders:
Reported net income (loss)	$(2.08)	$0.48	$(1.19)	$1.38
Adjusted net income	$0.54	$0.56	$1.49	$1.54

Shares used in the per share calculations:
Reported diluted shares	123,269,902	124,769,981	123,783,217	124,778,292
Adjusted diluted shares (f)	123,644,825	124,769,981	124,118,811	124,778,292

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related transaction costs.
(c)	Reflects the addback of impairments and other operating charges.
(d)	The aggregate tax effect of the adjustments in footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.
(e)	Reflects (1) the elimination in 2015 of an increase to the income tax benefit primarily associated with a decrease in our deferred tax liabilities resulting from the impairment of assets in our E&P segment that impacted the geographical apportionment of our state income taxes and (2) the elimination in 2014 of an increase to the income tax provision associated with an increase in our deferred tax liabilities resulting from the enactment of New York State’s 2014-2015 Budget Act on March 31, 2014.
(f)	Reflects reported diluted shares adjusted for shares that were excluded from the reported diluted shares calculation due to us reporting a net loss during the three and nine months ended September 30, 2015.

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

At September 30, 2015, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at September 30, 2015 and December 31, 2014, of $571.4 million and $946.4 million, respectively, including floating rate debt under our credit agreement and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of September 30, 2015 and December 31, 2014, would decrease our annual pre-tax income by approximately $5.7 million and $9.5 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At September 30, 2015, our derivative instruments included three fuel hedge agreements as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2015, we expect to purchase approximately 32.3 million gallons of fuel, of which 18.4 million gallons will be purchased at market prices, 10.3 million gallons will be purchased under our fixed price fuel purchase contracts and 3.6 million gallons are hedged at a fixed price under our fuel hedge agreements. During the three month period of October 1, 2015 to December 31, 2015, we expect to purchase approximately 4.6 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining three months in 2015 would decrease our pre-tax income during this period by approximately $0.5 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 35 recycling processing operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the nine months ended September 30, 2015 and 2014, would have had a $3.5 million and $4.3 million impact on revenues for the nine months ended September 30, 2015 and 2014, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended September 30, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding our legal proceedings can be found in Note 15 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management's discretion.  The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of our common stock and overall market conditions.  As of September 30, 2015, we held 1.1 million shares of treasury stock at a cost of $49.5 million. These shares were retired in October 2015. As of September 30, 2015, we have repurchased approximately 42.0 million shares of our common stock at a cost of $882.5 million, or an average price of $21.01 per share.  The table below reflects repurchases we made during the three months ended September 30, 2015 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
7/1/15 – 7/31/15	8,400	$47.01	8,400	$366,937
8/1/15 – 8/31/15	412,200	47.16	412,200	347,498
9/1/15 – 9/30/15	638,620	47.01	638,620	317,479
	1,059,220	47.07	1,059,220

(1)	This amount represents the weighted average price paid per common share. This price includes a per share commission paid for all repurchases.

Item 6. Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: November 5, 2015	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: November 5, 2015	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective July 17, 2014 (incorporated by reference to the exhibit filed with the Registrant’s Form 10-Q filed on July 21, 2014)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

