Form 10-K/A
period 2015-12-31
Waste Connections, Inc.
filed 2016-04-28
CIK 1057058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Number of shares of common stock outstanding as of April 14, 2016:  122,717,727

DOCUMENTS INCORPORATED BY REFERENCE

None.

WASTE CONNECTIONS, INC.
ANNUAL REPORT ON FORM 10-K/A
For the Fiscal Year Ended December 31, 2015
Table of Contents

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on February 9, 2016 (the “Original 10-K”). We are filing this Amendment to amend Part III of the Original 10-K to include the information required by and not included in Part III of the Original 10-K because we no longer intend to file a definitive proxy statement for our annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2015. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original 10-K and our other filings made with the SEC on or subsequent to February 9, 2016.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers

For information relating to our executive officers, please see “Executive Officers of the Registrant” in Part I of the Original 10-K.

Directors

The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information in each director’s biography are as of April 28, 2016.

Name, Background and Qualifications		Age	Director Since

Ronald J. Mittelstaedt has served as Chief Executive Officer and a Director of Waste Connections since the company was formed in September 1997, and was elected Chairman in January 1998. Mr. Mittelstaedt was also President of the company from Waste Connections’ formation through August 2004. Mr. Mittelstaedt has been a Director of SkyWest, Inc., the holding company for two scheduled passenger airline operations and an aircraft leasing company, since October 2013, where he also is a member of its Compensation Committee. From October 2014 to December 2015, Mr. Mittelstaedt was a Director of Mattress Firm Holding Corp., the holding company for subsidiaries engaged in specialty retailing of mattresses and related products and accessories in the United States. He has more than 27 years of experience in the solid waste industry. He holds a B.A. degree in Business Economics with a finance emphasis from the University of California at Santa Barbara.

We believe that Mr. Mittelstaedt’s qualifications to serve on our Board of Directors include his extensive experience in the solid waste industry, including as our founder, our Chief Executive Officer and a director since the company was formed in 1997 and our Chairman since 1998.

	. . .	52	1997

Name, Background and Qualifications		Age	Director Since

Robert H. Davis has served as the Managing Partner/President of Rubber Recovery Inc., a private, California-based scrap tire processing and recycling company, since July 2006. Mr. Davis is the conceptual founder and a member of the external advisory board of the Global Waste Research Institute at California Polytechnic State University (“Cal Poly”). He served as President of Waste Systems International, Inc., a turnkey solid waste management systems provider of environmentally acceptable solutions to developing countries outside the U.S., from November 2007 to 2009. From 2007 to 2010, he was a member of the board of effENERGY LLC, an alternative energy company. Prior to acquiring his ownership interest in Rubber Recovery Inc., Mr. Davis was President, Chief Executive Officer and a Director of GreenMan Technologies, Inc., a publicly traded tire shredding and recycling company, from 1997 to 2006. Prior to joining GreenMan, Mr. Davis served as Vice President of Recycling for Browning-Ferris Industries, Inc., from 1990 to 1997. With more than 40 years of experience in the solid waste and recycling industry, Mr. Davis has also held executive positions with Fibres International, Garden State Paper Company and SCS Engineers, Inc. Mr. Davis holds a B.S. degree in Mathematics from Cal Poly, has done graduate work at George Washington University in Solid Waste Management, and has engaged in continuing education at Stanford University Law School in Corporate Governance. In 2009, Mr. Davis was honored as Alumni of the Year for the College of Science/Mathematics at Cal Poly. Since 2008, Mr. Davis has served on the Dean’s Executive Advisory Committee for the College of Engineering, and since 2010, he has served on the Dean’s Executive Advisory Committee for the College of Science and Mathematics.

We believe that Mr. Davis’ qualifications to serve on our Board of Directors include his past experience on our Board of Directors, his substantial experience in the solid waste and recycling industries, his considerable involvement in sustainability initiatives, his general experience with environmental matters, his government relations experience and his prior experience as a director of another publicly traded company.

	. . .	73	2001

Edward E. “Ned” Guillet has been an independent human resources consultant since January 2007. From October 2005 until December 2006, he was Senior Vice President, Human Resources for the Gillette Global Business Unit of The Procter & Gamble Company, a position he held subsequent to the merger of Gillette with Procter & Gamble. From July 2001 until September 2005, Mr. Guillet was Senior Vice President and Chief Human Resources Officer and an executive officer of The Gillette Company, a global consumer products company. He joined Gillette in 1974 and held a broad range of leadership positions in its human resources department. Mr. Guillet has been a Director of CCL Industries Inc., a manufacturer of specialty packaging and labeling solutions for the consumer products and healthcare industries, since 2008, where he also serves as the Chairman of the Board of Directors’ Human Resources Committee and a member of its Nominating and Governance Committee. Mr. Guillet is a former member of Boston University’s Human Resources Policy Institute. He holds a B.A. degree in English Literature and Secondary Education from Boston College.

We believe that Mr. Guillet’s qualifications to serve on our Board of Directors include his past experience on our Board of Directors, his substantial experience with human resources and personnel development matters, the positions he has held with other publicly traded companies and his experience as a director of another publicly traded company.

	. . .	64	2007

Name, Background and Qualifications		Age	Director Since

Michael W. Harlan is currently Chairman of the Board of Directors and Chief Executive Officer of Principle Energy Services, a private-equity backed oilfield service company operating throughout several major oil and gas shale basins across the United States. Principle Energy Service provides engineered noise mitigation solutions for oil and gas drilling, completions and production and currently operates in five states while serving a wide range of customers from small, independent exploration companies to the major oil and gas companies. Mr. Harlan also serves as President of Harlan Capital Advisors, LLC, a private consulting firm focused on advising companies on operational matters, strategic planning, mergers and acquisitions, debt and equity investments, and capital raising initiatives. Prior to forming Harlan Capital Advisors, Mr. Harlan served as President and Chief Executive Officer of U.S. Concrete, Inc. (NASDAQ: USCR), a publicly traded producer of concrete, aggregates and related concrete products to all segments of the construction industry, from May 2007 until August 2011. From April 2003 until May 2007, Mr. Harlan served as Executive Vice President and Chief Operating Officer of U.S. Concrete, Inc. He also served as Chief Financial Officer of U.S. Concrete from May 1999 until November 2004 after founding U.S. Concrete in August 1998. Mr. Harlan also served as a Director of U.S. Concrete from June 2006 until August 2011. U.S. Concrete, Inc. operated under the provisions of Chapter 11 of the United States Bankruptcy Code from April 29, 2010 until confirmation of its plan of reorganization on August 31, 2010. In August 2013, Mr. Harlan joined the Board of Directors of Travis Acquisition, LLC, the parent of Travis Body & Trailer, Inc., a manufacturer of specialized trailers used in the construction, environmental services, agriculture and energy industries in the United States. In June 2015, Mr. Harlan joined the Board of Directors of Yulong Eco-Materials Limited (NASDAQ: YECO), a publicly-held manufacturer of eco-friendly building products in China, where he serves as the Chairman of the Compensation Committee and a member of the Audit Committee. Prior to founding U.S. Concrete, Mr. Harlan held several senior financial positions with public companies, including chief financial officer, treasurer and controller. Mr. Harlan began his career with an international public accounting firm. Mr. Harlan previously served on the Board of Trustees for the RMC Research and Education Foundation, where he is a past Chairman of the Board, the Board of Directors of the National Steering Committee for the Concrete Industry Management Education Program, and the Board of Directors and Executive Committee of the National Ready Mixed Concrete Association. Mr. Harlan also serves on the University of Houston Honors College Advisory Board. Mr. Harlan is a Certified Public Accountant and graduated magna cum laude from the University of Mississippi with a Bachelor of Accounting degree.

We believe that Mr. Harlan’s qualifications to serve on our Board of Directors include his past experience on our Board of Directors, his substantial experience in the solid waste industry, his significant experience in accounting and financial matters, including his extensive experience as a certified public accountant, his substantial experience with growth-oriented companies, and his prior experience as a director other publicly traded companies.

	. . .	55	1998

Name, Background and Qualifications		Age	Director Since

William J. Razzouk has served as Chairman and a Director of Newgistics, Inc., a provider of intelligent order delivery and returns management solutions for direct retailers and technology companies, since March 2005. From March 2005 to December 2015, Mr. Razzouk also served as the President and Chief Executive Officer of Newgistics, Inc. From August 2000 to December 2002, he was a Managing Director of Paradigm Capital Partners, LLC, a venture capital firm in Memphis, Tennessee focused on meeting the capital and advisory needs of emerging growth companies. From September 1998 to August 2000, he was Chairman of PlanetRx.com, an e-commerce company focused on healthcare and sales of prescription and over-the-counter medicines, health and beauty products and medical supplies. He was also Chief Executive Officer of PlanetRx.com from September 1998 until April 2000. From April 1998 until September 1998, Mr. Razzouk owned a management consulting business and an investment company that focused on identifying strategic acquisitions. From September 1997 until April 1998, he was the President, Chief Operating Officer and a Director of Storage USA, Inc., a then publicly traded (now private) real estate investment trust that owned and operated more than 350 mini storage warehouses. He served as the President and Chief Operating Officer of America Online from February 1996 to June 1996. From 1983 to 1996, Mr. Razzouk held various management positions at Federal Express Corporation, most recently as Executive Vice President, Worldwide Customer Operations, with full worldwide P&L responsibility. Mr. Razzouk previously held management positions at ROLM Corporation, Philips Electronics and Xerox Corporation. He previously was a Director of Fritz Companies, Inc., Sanifill, Inc., Cordis Corp., Storage USA, PlanetRx.com, America Online and La Quinta Motor Inns. Mr. Razzouk holds a Bachelor of Journalism degree from the University of Georgia.

We believe that Mr. Razzouk’s qualifications to serve on our Board of Directors include his past experience on our Board of Directors, his significant experience in corporate financial matters, his experience in the solid waste industry, his substantial experience with growth-oriented companies, and his prior experience as a director of other publicly traded companies.

	. . .	68	1998

Our Director Nomination Process

Our Board of Directors believes that directors must have the highest personal and professional ethics, integrity and values. They must be committed to representing the long-term interests of our stockholders. They must have an objective perspective, practical wisdom, mature judgment and expertise, skills and knowledge useful to the oversight of our business. Our goal is a Board that represents diverse experiences at policy-making levels in business and other areas relevant to our activities, while encouraging a diversity of backgrounds, including with respect to gender, among our Board members. Directors should be committed to serving on the Board for an extended period of time.

In addition to the foregoing qualities, the Nominating and Corporate Governance Committee will take a number of other factors into account in considering candidates as nominees for the Board of Directors, including the following: (i) whether the candidate is independent within the meaning of our Corporate Governance Guidelines; (ii) relevant business, academic or other experience; (iii) willingness and ability to attend and participate actively in Board and Committee meetings and otherwise to devote the time necessary to serve, taking into consideration the number of other boards on which the candidate serves and the candidate’s other business and professional commitments; (iv) potential conflicts of interest; (v) whether the candidate is a party to any adverse legal proceeding; (vi) the candidate’s reputation; (vii) specific expertise and qualifications relevant to any Committee that the candidate is being considered for, such as whether a candidate for the Audit Committee meets the applicable financial literacy or audit committee financial expert criteria; (viii) willingness and ability to meet our director’s equity ownership guidelines; (ix) willingness to adhere to our Code of Conduct and Ethics; (x) ability to interact positively and constructively with other directors and management; (xi) willingness to participate in a one-day new director orientation session; (xii) willingness to attend educational forums or workshops to enhance understanding of new and evolving governance requirements; and (xiii) the size and composition of the current Board.

When seeking director candidates, the Nominating and Corporate Governance Committee may solicit suggestions from incumbent directors, management, third party advisors, business and personal contacts, and stockholders. The Nominating and Corporate Governance Committee may also engage the services of a search firm. After conducting an initial evaluation, the Nominating and Corporate Governance Committee will make arrangements for candidates it considers suitable to be interviewed by one or more members of the committee. Each candidate will be required to complete a standard directors’ and officers’ questionnaire, completed by all of the directors annually. The Nominating and Corporate Governance Committee may also ask the candidate to meet with members of our management. If the Nominating and Corporate Governance Committee believes that the candidate would be a valuable addition to the Board of Directors, it will recommend the candidate for nomination to the Board.

The Nominating and Corporate Governance Committee will apply the criteria described above when considering candidates recommended by stockholders as nominees for the Board of Directors. In addition, any of our stockholders may nominate one or more persons for election as a director of the company at an Annual Meeting of Stockholders if the stockholder complies with the notice, information and consent provisions contained in our Fourth Amended and Restated Bylaws. Pursuant to our Bylaws, to be considered for inclusion in our proxy materials, notice of a stockholder’s nomination of a person for election to the Board of Directors must be received by the Secretary of Waste Connections in writing at the address listed on the first page of the proxy statement for our Annual Meeting of Stockholders not less than 90 days nor more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be received not later than the 90th day prior to such annual meeting or, if later, the 10th day following the day on which public disclosure of the date of such annual meeting was first made. The notice must contain and be accompanied by certain information as specified in our Bylaws, including information about the stockholder providing the notice, the proposed nominees and other information as we may reasonably require. Stockholders making nominations must provide, among other things, information regarding each such stockholder’s and their affiliates’ holdings of “synthetic equity”, derivatives or short positions and other material interests and relationships that could influence nominations and other information that would be required in a proxy statement. Additionally, stockholders nominating director candidates are required to disclose the same information about the director candidate that would be required if the director candidate were submitting a proposal, and the director candidates are required to complete a questionnaire and representation and agreement with respect to their background, any voting commitments or compensation arrangements and their commitment to abide by the company’s governance guidelines. Such information must be updated and supplemented so as to be accurate as of the record date of the annual meeting and as of ten business days prior to the annual meeting. We recommend that any stockholder wishing to nominate a director at an annual meeting review a copy of our Bylaws.

Before nominating a sitting director for reelection at an Annual Meeting of Stockholders, the Nominating and Corporate Governance Committee will consider the director’s past performance and contribution to the Board of Directors.

Corporate Governance Guidelines, Committee Charters and Code of Conduct and Ethics

As part of our ongoing commitment to good corporate governance, we have adopted Corporate Governance Guidelines and charters for the Committees of the Board of Directors to promote the effective functioning of our Board of Directors and its Committees, to promote the interests of stockholders and to ensure a common set of expectations concerning how the Board of Directors, its Committees and management should perform their respective functions. We have also adopted a Code of Conduct and Ethics that applies to all of our directors, officers and employees. Copies of our Corporate Governance Guidelines and our Code of Conduct and Ethics are available on our website at www.wasteconnections.com. A copy of either may also be obtained, free of charge, by writing to the Secretary of Waste Connections, Inc., 3 Waterway Square Place, Suite 110, The Woodlands, Texas 77380.

Information About our Audit Committee.

The Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The Audit Committee chairman is Mr. Harlan and the other current members are Messrs. Razzouk and Davis. The Audit Committee advises our Board of Directors and management with respect to internal controls, financial systems and procedures, accounting policies and other significant aspects of the company’s financial management. Pursuant to its charter, the Audit Committee selects the company’s independent registered public accounting firm and oversees the arrangements for, and approves the scope of, the audits to be performed by the independent registered public accounting firm. The Board of Directors has determined that all of the members of the Audit Committee are “financially literate” within the meaning of New York Stock Exchange listing standards. The Board of Directors has also determined that Mr. Harlan is an “audit committee financial expert” as defined under the Securities and Exchange Commission rules.

A current copy of the Audit Committee Charter, which our Board of Directors has adopted, is available on our website at www.wasteconnections.com. A copy of the Audit Committee Charter may also be obtained, free of charge, by writing to the Secretary of Waste Connections, Inc., 3 Waterway Square Place, Suite 110, The Woodlands, Texas 77380.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of reports on Forms 3, 4 and 5, and amendments to those reports, furnished to us during and with respect to fiscal year 2015 pursuant to Section 16 of the Exchange Act, and written representations from the executive officers and directors that no other reports were required, we believe that no executive officers, directors or beneficial owners of more than ten percent of a registered class of our equity securities were late in filing such reports during 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a detailed description of our executive compensation philosophy and objectives, the elements of our executive compensation programs, the compensation decisions the Compensation Committee has made under those programs and the factors considered in making those decisions. This section of this Amendment to our Original 10-K focuses on the compensation earned by our named executive officers, or NEOs. For 2015, our NEOs included the following individuals:

•	Ronald J. Mittelstaedt, Chief Executive Officer and Chairman of the Board;

•	Worthing F. Jackman, Executive Vice President and Chief Financial Officer;

•	Steven F. Bouck, President;

•	Darrell W. Chambliss, Executive Vice President and Chief Operating Officer; and

•	Patrick J. Shea, Senior Vice President, General Counsel and Secretary.

Executive Summary

Waste Connections’ executive compensation program is designed to align the interests of senior management with stockholders by tying a significant portion of their compensation to the company’s annual operating and financial performance, as well as longer term stockholder returns. We believe that our pay-for-performance philosophy and the design of our executive compensation program strongly support an environment of continuous improvement and stockholder value creation. As illustrated below, our one-year and five-year total stockholder returns (“TSR”) significantly outperformed the S&P 500 Index (“S&P 500”) and the Dow Jones U.S. Waste & Disposal Services Index (“DJ Waste Index”) for the one- and five-year periods ended December 31, 2015.

Fiscal 2015 Performance

FY 2015 was an exceptional year for our solid waste operations. Strong organic growth and an approximate 180 basis points year-over-year margin expansion in solid waste offset a significant portion of the revenue and EBITDA headwinds resulting from the decline in higher margin exploration and production, or E&P, waste activity due to the precipitous drop in crude oil prices. This operating performance, combined with acquisitions completed during the year and our pending combination with Progressive Waste Solutions Ltd. (“Progressive Waste”) announced in early 2016, provides continuing momentum for future growth and stockholder value creation. In addition, we further improved the company’s safety-related incident rate from the previous year, and 2015 was our ninth consecutive year of improvement in incident rates.

We spent approximately $238.8 million for capital expenditures to reinvest in and expand our business and deployed approximately $347.9 million for acquisitions, including an integrated solid waste new market entry in central and northern Illinois. The company’s 29.4% TSR in 2015 significantly exceeded the S&P 500 and the DJ Waste Index, and 2015 was our 12th consecutive year of positive TSR. Compared to the prior year, in 2015 we more than doubled our return of capital to stockholders to $157.2 million through cash dividends and common stock repurchases, and we increased our regular quarterly cash dividend by 11.5% to $0.145 per share.

A more detailed description of the company’s fiscal year 2015 performance, including a reconciliation of non-GAAP financial measures and a graphical representation of the TSRs for the S&P 500 and the DJ Waste Index, can be found on pages 37 and 61-63 and page 33, respectively, of our Original 10-K.

Executive Compensation Program Best Practices

Our current executive compensation program includes features which we believe drive performance and excludes features we do not believe serve our stockholders’ long-term interests. The table below highlights some of the “Best Practices” featured in our compensation program as well as the “Problematic Pay Practices” which are excluded.

Included Features (What We Do)		Excluded Features (What We Don’t Do)

✓	Pay for Performance – Our NEOs receive the majority (about 79% for the CEO and about 72% for other NEOs) of their compensation in performance-based compensation—annual cash incentives, performance-based restricted stock units and restricted stock units awarded based on company and individual performance.	x	No guaranteed base salary increases, minimum bonuses or equity awards – Our NEO employment agreements do not provide for guaranteed base salary increases, minimum bonuses or equity awards.

✓	Recoupment Policy – In November 2015, we adopted a Compensation Recoupment Policy (the “Clawback Policy”) to provide that if an accounting restatement occurs, our Board shall seek to require the forfeiture or repayment of certain incentive compensation paid to an executive officer if (i) the executive officer engaged in fraud or intentional misconduct that materially contributed to the need for the restatement or (ii) a clawback is otherwise required by the applicable rules and regulations of the Securities and Exchange Commission or the Company’s stock exchange.	x	No “single trigger” severance payments in employment agreements – In February 2012, we eliminated provisions in the employment agreements of our CEO and other executive officers who were NEOs at that time that provided severance payments to be made solely upon the occurrence of a change in control event. In December 2015, we amended our CEO’s employment agreement so that unvested equity awards held by him are treated with double-trigger change in control provisions similar to the rest of his compensation in the event of a change in control followed by the termination of his employment.

✓	Use of Peer Group Data and Tally Sheets – We utilize tally sheets annually when making executive compensation decisions, and periodically review comparative compensation data relative to our comparator group of companies.	x	No dividends or dividend equivalents on unvested equity awards – We do not pay ordinary dividends on unvested time-based equity awards. For our performance-based restricted stock units (“PSUs”), dividend equivalents are paid in cash, without interest, only when and to the extent the PSUs are earned.

✓	Stock Ownership Guidelines – Our executive officers are expected to hold a multiple of their base salaries in the company’s common stock (as described below under “Stock Ownership Guidelines”) and non-employee directors are expected to hold a number of shares of the company’s common stock having a value of at least $200,000 (which amount increased to $300,000 on January 1, 2016).	x	No discounting of stock options or re-pricing or buyout of underwater options – We expressly prohibit the discounting of stock options and the re-pricing or cash buyouts of underwater options.

✓	Conservatively Manage Use of Equity Grants – Our annual equity grants have averaged less than 0.50% of outstanding shares over the last five fiscal years.	x	No Hedging or Pledging of Securities – Executive officers and directors are prohibited from engaging in transactions designed to hedge against the economic risks associated with an investment in our common stock or pledging our common stock in a margin account.

Included Features (What We Do)		Excluded Features (What We Don’t Do)

✓	Risk Management – Our executive officers’ compensation program has been designed, and is periodically reviewed, to ensure that it does not encourage inappropriate risk-taking. See “Compensation Risk Assessment” section below for further discussion.	x	No Excise Tax Gross-Ups – In February 2012, we eliminated provisions in the employment agreements of our CEO and other executive officers who were NEOs at that time that provided for excise tax gross-up rights imposed under IRC Section 4999 as a result of a change in control of the company.

Pay for Performance Compensation Mix

The company’s compensation programs are designed to reward executives for achieving strong operational performance and delivering on the company’s strategic initiatives, each of which are important to the long-term success of the company. The Compensation Committee believes that a significant portion of the compensation of our NEOs should be aligned with our stockholders’ interests and directly linked to measurable performance. To evaluate the proportion of performance-based compensation for our NEOs, the Compensation Committee looks at recurring compensation by examining Total Direct Compensation, or TDC, earned by our NEOs. TDC is calculated by adding base salary, actual cash performance bonuses paid and the grant date fair value of stock awards, each as reported in our Summary Compensation Table. It excludes indirect compensation reported under the “All Other Compensation” column of our Summary Compensation Table.

As illustrated below, At-Risk Compensation, comprised of cash performance bonuses and equity-based compensation, made up approximately 79% of the TDC of our CEO, and 72% of the combined TDC of our other NEOs in 2015.

CEO Pay-at-a-Glance

The following graph shows the relationship of our CEO’s TDC compared to our cumulative stockholder return indexed over the last five fiscal years. As illustrated, Waste Connections delivered total stockholder return of 115.7% over this period while the Compensation Committee’s decisions and changes to our executive compensation program increased TDC of our CEO by approximately 53%.

On a year-over-year basis, the TDC of our CEO declined 12.3% in 2015 due to a 42.3% decrease in his cash performance bonus. In 2014, the company exceeded all of its financial performance targets, resulting in an overall payment of 170% of target opportunity for that fiscal year. Approximately 50% of the year-over-year increase in our CEO’s TDC in 2014 was related to the increase in cash incentives linked to the company’s strong financial performance in that year; another 25% of the increase was related to the introductory grant of PSUs. In 2015, below target performance resulting from the decline in higher margin E&P waste activity related to the precipitous drop in crude oil prices drove the year-over-year decline in our CEO’s TDC.

Last Year’s “Say on Pay”

The company provides its stockholders with an opportunity to cast an annual advisory vote with respect to its NEO compensation as disclosed in the company’s annual proxy statement, or “Say on Pay” proposal (“Say on Pay”). At last year’s Annual Meeting of Stockholders, more than 74% of the shares that voted approved our NEO compensation program as described in last year’s proxy statement. In light of concerns expressed by a proxy advisory firm and based upon our management’s engagement with stockholders holding over 65% of our outstanding shares regarding compensation matters, the Compensation Committee, as discussed below, implemented additional changes to the company’s compensation program in 2015 and intends to review further changes upon completion of our announced combination with Progressive Waste.

Recent and Anticipated Changes to Further Align Pay with Performance

Consistent with our stockholders’ support and the significant stockholder value creation over the years, the Compensation Committee decided to retain the core design of our executive compensation program for fiscal 2015. However, based on observations of our stockholders and proxy advisory firms, the company’s management and Compensation Committee, with the input of the full Board of Directors and the Compensation Committee’s independent compensation consultant, reviewed our executive compensation programs and made certain revisions to further align pay with performance.

In 2014, the Compensation Committee introduced performance-based restricted stock units (“PSUs”) with two new and distinct performance metrics measured over a three-year period as a new component of compensation for the Company’s executive officers, including its NEOs. The Compensation Committee also revised our stock ownership guidelines to (i) increase the amount of company stock our CEO and other executive officers must own (as described below under “Stock Ownership Guidelines”), and (ii) broaden the guidelines to include executive officers at all levels.

In early 2015, the Compensation Committee introduced a one-year performance-based condition to the company’s annual restricted stock unit (“RSU”) grants to its executive officers based on free cash flow generation—a different metric from those used for performance bonuses and PSU grants. Only if the company satisfies the performance targets during the year in which the grant is made will the grants then continue to time-vest over a multi-year schedule. Accordingly, beginning in 2015, all equity grants awarded to our NEOs contain a performance-based threshold the company must meet before grants may vest.

In late 2015, our Board of Directors adopted a Compensation Recoupment Policy. In addition, our CEO’s employment agreement was amended to override the single trigger provision in the company’s equity incentive award agreements, so unvested equity held by him is subject to the same double-trigger change in control provisions as the rest of his compensation.

The Compensation Committee, following completion of our combination with Progressive Waste, intends to review additional changes to our compensation program, including:

•	Increasing the percentage of each executive and non-executive officer’s long-term performance-based equity compensation (relative to annual performance-based RSU awards) so that PSUs constitute a higher percentage of total equity compensation, as part of a multi-year plan to increase the prevalence of PSUs;

•	Introducing relative TSR as a performance metric to the company’s PSU program; and

•	Eliminating EBITA CAGR as a performance metric in our PSU program to address any potential concerns of proxy advisory firms that, although different, such a metric might be considered similar to the annual EBITDA target incorporated into our annual cash incentive bonus plan.

Our Compensation Philosophy and Objectives

The Compensation Committee’s philosophy with respect to the compensation of the NEOs does not differ materially from its philosophy regarding other executive officers. The Compensation Committee believes that compensation paid to NEOs should closely align with our performance on both a short-term and long-term basis, be linked to specific, measurable results intended to create value for stockholders and assist us in attracting and retaining key executives critical to our long-term success.

In establishing compensation for NEOs, the Compensation Committee’s objectives are to:

•	Attract and retain individuals with superior leadership ability and managerial talent by providing competitive compensation and rewarding outstanding performance;

•	Ensure that NEO compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders;

•	Provide an incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance measures in these areas;

•	Create an incentive for sustained growth; and

•	Provide a balanced approach to compensation policies and practices, which does not promote excessive risk-taking.

Our overall compensation program is structured to attract and retain highly qualified executive officers by paying them competitively and consistent with our success. We believe that the compensation structure should ensure that a significant portion of pay directly relates to our stock’s performance and other factors that directly and indirectly influence stockholder value. Accordingly, our approach to compensation is to provide base salary, an annual performance-based incentive opportunity tied to goals that link NEO compensation to our annual operating and financial performance, and long-term equity grants intended to align NEO compensation with stockholder returns and financial performance over a longer period and to aid in retention. Each year, the Compensation Committee allocates total compensation for NEOs between cash and equity based on comparisons with other companies and the judgment of the Compensation Committee members.

Approach to Compensation; Role of the Compensation Committee

The Compensation Committee has the primary authority for the consideration and determination of the cash and equity compensation we pay to our executive officers. The Compensation Committee also makes recommendations to the Board of Directors concerning cash and equity-based compensation and benefits for non-management directors. To aid the Compensation Committee, the CEO meets with the Compensation Committee and provides recommendations annually to the Compensation Committee regarding the compensation of all executive officers, other than himself. However, the Compensation Committee is not bound to follow the CEO’s recommendations. Pursuant to its charter, the Compensation Committee has the authority to engage its own independent advisors to assist it in carrying out its duties. The Compensation Committee holds executive sessions not attended by any members of management or non-independent directors.

The Compensation Committee meets in the first quarter of each fiscal year to review and approve:

•	The achievement of financial performance goals for the prior fiscal year and, if applicable, a multi-year period;

•	Performance-based compensation, if earned, based on such achievement for the prior fiscal year or multi-year period;

•	Annual equity-based compensation grants;

•	Financial goals for performance-based awards; and

•	The level and mix of NEO compensation for the current fiscal year.

In determining the base salary, performance-based compensation and long-term equity-based compensation levels for the NEOs, the Compensation Committee considers: (i) the compensation structure and practices of a comparator group of companies that it believes are the company’s leading competitors in the solid waste industry; (ii) a comparator group of companies, most of which are non-solid waste companies, with comparable financial profiles; and (iii) its own judgment as to an appropriate level of compensation for a company of our size and financial performance. From time to time, the Compensation Committee uses compensation consultants and comparator group analyses from third parties to assess our compensation components. The Compensation Committee believes that achieving the 60th percentile, over time, of market levels of target TDC for our existing NEOs is appropriate given their extensive experience, knowledge and their impact on the long-term success of the company.

For 2015, the Compensation Committee considered a tally sheet that included, for each officer (including the NEOs), current base salary, salary paid in 2014, bonus percentage, cash bonus paid in 2014, RSUs and PSUs granted in 2014, the dollar amount of 401(k) and Nonqualified Deferred Compensation Plan matches in 2014, payments and reimbursements for various expenses that could be considered perquisites, the value of unvested RSUs and PSUs as of the end of the year, and the amount payable to each officer under various severance scenarios, including upon a change in control. In determining the amount of compensation for the NEOs, the Compensation Committee does not take into account amounts realized from prior equity-based compensation grants because the Compensation Committee seeks to provide compensation that takes into account the cost of replacing the NEOs on a market competitive basis and what is equitable based on our performance. We believe that, to some extent, appreciation reflected in the amounts realized from prior equity-based compensation grants confirms the Compensation Committee’s success in aligning compensation with our stockholders’ interests, thus validating our compensation philosophy.

We provide Mr. Mittelstaedt with greater compensation and benefits than the other NEOs to reflect his importance and value to us as well as the increased level of responsibility and risk faced by him as our CEO and Chairman. Mr. Mittelstaedt’s compensation also differs as a direct result of the Compensation Committee’s review of the comparator compensation data, and reflects the competitive nature of compensation paid to chief executive officers of companies within the comparator group. The Compensation Committee believes that Mr. Mittelstaedt’s competitive compensation package is important to reward, motivate and retain him as a highly valued chief executive whose leadership and strategic vision have helped create significant value for stockholders since our inception.

Role of Independent Compensation Consultant; Comparison Group Compensation Data

The Compensation Committee periodically retains Pearl Meyer, a nationally known compensation consulting firm, to provide it with market data and information regarding market practices and trends, assess the competitiveness of our executive compensation program, compare the performance of the company relative to a comparator group, assist with the development of the Compensation Discussion and Analysis in the proxy statement, and provide analysis on our non-employee director compensation. The Compensation Committee retains Pearl Meyer directly, supervises all work assignments performed by them, and reviews and approves all work invoices received for payment. Pearl Meyer has not performed any other service for the company. As required under Item 407(e)(3) of Regulation S-K, the Compensation Committee annually assesses whether the work of Pearl Meyer raised any conflict of interest. No conflict of interest was determined to exist with respect to Pearl Meyer’s services as a compensation consultant during the last fiscal year.

In light of a proxy advisory firm’s recommendation against our most recent “say on pay” vote, the Compensation Committee independently retained Pearl Meyer in 2015 to review the composition of the company’s comparator group which had last been updated in 2014, and to evaluate the pay versus performance alignment of our CEO’s compensation against such group of companies (the “Pearl Meyer 2015 Comparator Group Review”). The Pearl Meyer 2015 Comparator Group Review compared the base salary, target and actual total cash compensation, long term incentive opportunity, and actual and target TDC of our CEO to market levels. The Compensation Committee periodically analyzes the compensation practices of a comparator group to assess the company’s competitiveness with the market. In doing so, it takes into account factors such as the relative size and financial performance of those companies and factors that differentiate us from them.

Pearl Meyer reviewed the comparator group that had been selected in 2014 against the most recent comparator peer groups developed by two proxy advisory firms. Pearl Meyer also reviewed the TSR correlation of companies in the three different comparator groups and the alignment of pay versus performance for the three different comparator groups. With input from the Compensation Committee, Pearl Meyer in 2015 maintained the same 14 companies in the comparator group as had been selected in 2014, consisting of the following companies (collectively, the “Company Comparator Group”):

•	Cintas Corp.	•	MSC Industrial Direct Co., Inc.
•	Clean Harbors, Inc.	•	Progressive Waste Solutions Ltd.
•	Covanta Holding Corp.	•	Quanta Services, Inc.
•	Fastenal Company	•	Rollins Inc.
•	Iron Mountain, Inc.	•	Stericycle, Inc.
•	JB Hunt Transport Services	•	United Rentals
•	Martin Marietta Materials, Inc.	•	Vulcan Materials Company

The list of companies in the Company Comparator Group is determined based on (i) organization size, with financial characteristics such as revenue, free cash flow, capital expenditures, EBITDA or enterprise value similar to those of Waste Connections, and (ii) industry, including companies in the environmental, facilities and diversified support services, distribution and construction industries. Relative to the Company Comparator Group, Waste Connections’ revenue, EBITDA and free cash flow for 2014 and enterprise value as of June 30, 2015, is positioned at the 21st percentile, 64th percentile, 71st percentile and 43rd percentile, respectively.

Based on its 2015 review of the company’s compensation practices, Pearl Meyer concluded that the company’s CEO pay rank is consistent with the Compensation Committee’s pay philosophy to target the 60th percentile of the comparator group, and that CEO targeted pay is aligned with performance when compared to any of the three comparator groups.

Elements of Compensation

The Compensation Committee believes that a significant portion of the compensation of our NEOs should align with our stockholders’ interests and be directly linked to performance. While the exact pay mix of our NEOs’ total compensation (base salary, performance bonuses, and equity-based compensation) is not specifically determined, the Compensation Committee generally targets performance bonuses and equity-based compensation for our NEOs to constitute between 70% and 80% of Total Direct Compensation assuming target level payouts are achieved; this is consistent with market consensus data provided by Pearl Meyer. The Compensation Committee has complete discretion to determine compensation levels.

Base Salary.  Our compensation program includes base salaries to compensate executive officers for services rendered each year. Base salaries provide a secure base of compensation that is not dependent on our performance and is an amount that recognizes the role and responsibility of each executive officer, as well as such executive’s experience, performance and contributions. We also believe this element is beneficial in attracting and retaining high-performing and experienced executives.

The Compensation Committee considers base salary increases for certain of our executives annually. Base salary decisions generally reflect the Committee’s consideration of our comparator group data and subjective factors including an executive’s experience and past performance. For 2015, the Compensation Committee approved the following salary increases:

Name	2014 Base Salary	2015 Base Salary	% Increase
Ronald J. Mittelstaedt	$969,000	$969,000	-
Worthing F. Jackman	$500,000	$512,500	2.5%
Steven F. Bouck	$622,000	$622,000	-
Darrell W. Chambliss	$456,000	$467,400	2.5%
Patrick J. Shea	$352,500	$370,000	5.0%

In determining 2016 base salaries for our NEOs, the Compensation Committee, for the second year in a row, did not increase Mr. Mittelstaedt’s base salary and provided a 2.5% increase to the base salaries of the other NEOs, effective February 1, 2016.

Performance Bonuses.  Our compensation program includes a performance bonus to reward executive officers based on our performance and the individual executive’s contribution to that performance. Under our Management Incentive Compensation Program (the “MICP”), which is administered pursuant to our 2014 Incentive Award Plan, each participant has an opportunity to earn an annual performance bonus based on a targeted percentage of the participant’s annual base salary for the year. The objective of the annual performance bonus is to provide participants an incentive to manage the company to achieve financial performance targets based on budgeted revenue. See “Management Incentive Compensation Program” section below for further discussion of the NEOs’ performance bonuses.

Equity-Based Compensation.  We believe that equity ownership in our company ties executive compensation to the performance of our stock and creates an incentive for sustained growth and employee retention. Equity-based awards and creating superior stockholder returns are valued by our equity award recipients. That sense of the value provided to executives coupled with multi-year vesting periods serves to enhance retention and corporate culture, both of which are instrumental to the future success of the company and the long-term interests of our stockholders.

Since 2007, the Compensation Committee has only granted RSU awards to our NEOs; no stock options have been granted to our NEOs since 2006. The Compensation Committee believes that the use of RSU awards reduces the overall compensation cost to us compared to the cost of granting options at levels intended to convey similar value, yet offers our NEOs a competitive and more stable equity-based compensation. RSU awards provide our executives with the opportunity to share in the success of the company. RSU awards vest in equal increments annually over four years. Upon vesting of the RSU awards, the participant receives shares of our common stock equal to the number of RSUs that vested, less any shares used to pay withholding taxes. There are no ordinary dividends paid on outstanding RSUs during the vesting period, and RSUs do not carry voting rights.

Beginning with grants of RSUs made in 2015, the Compensation Committee implemented a one-year performance hurdle based upon achievement of a target amount of free cash flow as a percentage of revenue, or FCF margin, for the fiscal year in which the grant is made. The Compensation Committee selected this metric because it believes it is a key driver of value creation. Only if the company satisfies this performance target for the year in which the grant is made will the grants then continue to vest over a multi-year time-based schedule.

In 2014, the Compensation Committee introduced performance-based restricted stock units, or PSUs, which are awards with three-year performance hurdles to further enhance the link between executive compensation and company performance. At target, the PSUs represent 20% of the total annual long-term incentives awarded to each participant. For the 2014-2016 and 2015-2017 performance periods, each participant may earn between 25% and 150% of the target number of PSUs based on achievement of a return on invested capital, or ROIC, goal and an EBITA growth goal, each weighted 50%. The Compensation Committee selected these metrics because it believes they are critical drivers of sustained value creation over the longer term. At the end of a three-year performance period, the Compensation Committee will certify the performance results and percentage payout, as well as the resulting final number of PSUs earned by each participant, if any. There are no dividends paid on outstanding PSUs during the vesting period, but dividend equivalents on the number of PSUs that ultimately vest will accumulate and a dividend equivalent payment will be payable to each participant on the settlement date without interest. Upon vesting of the PSUs, in addition to receiving the number of shares of common stock determined in accordance with the payout calculation, the participant will receive a cash dividend equal in value to the total dividends that would have been paid on the number of shares of common stock that vest. PSUs do not carry voting rights.

Our NEOs’ 2015 annual RSU and PSU awards were granted on February 12, 2015. See “Equity-Based Compensation” section below for further discussion of the NEOs’ equity-based compensation.

Management Incentive Compensation Program

Under the MICP, executive officers of the company, including NEOs, are eligible to receive performance bonus payments and equity-based compensation. In 2015, each participant had the opportunity to earn up to 200% (Messrs. Mittelstaedt, Jackman, Bouck and Chambliss) or 150% (Mr. Shea) of such person’s targeted performance bonus based on our achievement of certain targeted levels of financial performance established by the Compensation Committee and (other than with respect to Mr. Mittelstaedt) based on the recommendations of the CEO.

The Compensation Committee adopted the performance targets for the fiscal year in February 2015. The company’s performance was compared to target levels of: (1) EBITDA, weighted at 20%; (2) operating income, or EBIT, weighted at 20%; (3) operating income as a percentage of revenue, or EBIT Margin, weighted at 30%; and (4) net cash provided by operating activities as a percentage of revenue, or CFFO Margin, weighted at 30%. Payouts are determined based on the weighted average achievement of the company relative to each metric (the “multiplier”). Because the operating budget adopted by the Board of Directors is a compilation of stretch goals set for each operating location, the targeted performance goals reflect a percentage or factor of the final budget, consistent with the prior year, as set forth below:

	Original 2015 Budget	2015 Factor	2015 Targeted Performance Goal	Weight
EBITDA	$754.8M	96.0%	$724.6M	20%
EBIT	$488.0M	96.0%	$468.5M	20%
EBIT Margin	22.1%	N/A	21.2%	30%
CFFO Margin	26.0%	97.0%	25.2%	30%

The Compensation Committee establishes targeted performance goals at levels intended to be difficult but attainable. For example in 2013 and 2014, we achieved a weighted-average of 99.2% and 103.5%, respectively, of targeted performance goals.

Under the terms of the MICP, the Compensation Committee, in its complete and sole discretion, may adjust the targeted performance goals if an acquisition, significant new contract or extraordinary event results in a significant impact to the goals. For these purposes, the Compensation Committee determines operating income, or EBIT, by adjusting for any gains or losses on disposal of assets, and determines EBITDA by adding depreciation and amortization to operating income. The Compensation Committee chose these measures of performance because they are widely used by investors as valuation measures in the solid waste industry and because the targeted goals encourage improving free cash flow and returns on invested capital.

For 2015, the target bonuses were set at as follows:

Name	Target Bonus (as a % of Base Salary)
Ronald J. Mittelstaedt	115%
Worthing F. Jackman	75%
Steven F. Bouck	75%
Darrell W. Chambliss	75%
Patrick J. Shea	50%

The company’s cumulative performance relative to target is calculated as a weighted average and treated as a multiplier. The multiplier is applied to the target payout so that if the company achieved 100% of its targets, the participants would receive 100% of their performance bonuses. Participants may earn from 0% up to a maximum of 200% or 150% of their targeted performance bonuses, based on their position, in accordance with the following sliding scale, which illustrates the interpolation of payouts within the ranges:

		Bonus as % of Base Salary			Bonus as % of Base Salary
% Target Achievement	Target % Multiplier	CEO	President, CFO and COO	Target % Multiplier	SVP
105% or Higher	200%	230%	150%	150%	66%
104%	180%	207%	135%	140%	63%
103%	160%	184%	120%	130%	60%
102%	140%	161%	105%	120%	57%
101%	120%	138%	90%	110%	53%
100%	100%	115%	75%	100%	50%
99%	80%	92%	60%	90%	47%
98%	60%	69%	45%	80%	44%
97%	40%	46%	30%	70%	40%
96%	20%	23%	15%	60%	37%
95%	0%	0%	0%	50%	34%

Payments under this program are contingent on continued employment at the time of payout, subject to the terms of any applicable employment agreements.

2015 Adjusted Target Goals and Results

In February 2016, the Compensation Committee adjusted the targets and results for 2015 to reflect the impact of certain acquisition-related items and loss on disposal of assets. Based on the calculations, the company achieved a weighted-average of 99.9% of our NEOs’ targeted performance goals in 2015 compared to 103.5% in 2014. Adjusted targeted performance goals and results and the corresponding target achievement percentages for 2015 were as follows:

	Adjusted Target(1)	Actual Results(1)	Actual Results as % of Target	Weighting	Target Achievement
EBITDA	$737.9M	$710.6M	96.3%	20%	19.3%
EBIT	$474.0M	$441.2M	93.1%	20%	18.6%
EBIT Margin	21.1%	20.8%	98.6%	30%	29.6%
CFFO Margin	25.2%	27.3%	108.1%	30%	32.4%
Overall Achievement					99.9%

(1)	The Compensation Committee adjusted the targets and results for 2015 to reflect the impact of certain acquisition-related items and loss on disposal of assets.

For 2015, actual annual performance bonuses earned as a percentage of each participant’s eligible base salary were as follows:

Name	Actual Bonus % of Eligible Base Salary
Ronald J. Mittelstaedt	112.7%
Worthing F. Jackman	113.5%
Steven F. Bouck	73.5%
Darrell W. Chambliss	73.5%
Patrick J. Shea	58.1%

Bonuses for each participant were calculated pursuant to the interpolated sliding scale shown above. Mr. Jackman received an additional $200,000 discretionary bonus in recognition of his role as a leading CFO among mid-cap companies. Mr. Shea received an additional $32,263 discretionary bonus for his achievements during the year. Both awards represented less than 10% of each executive’s total compensation for the year.

Further disclosure regarding the actual annual incentive bonus amounts earned by the NEOs for 2015 under the MICP are located in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

In lieu of paying an annual performance bonus in cash, the Compensation Committee, in its complete and sole discretion, may choose to pay the annual performance bonus in RSUs issued under our 2014 Incentive Award Plan or any succeeding plan we adopt. All 2015 bonuses paid pursuant to the MICP were paid in cash.

On March 25, 2016, the Compensation Committee approved our 2016 MICP under our 2014 Incentive Award Plan, which is substantially similar to the 2015 MICP.

Exercise of Discretion in Executive Compensation Decisions

As a risk mitigation provision, the Compensation Committee has complete discretion to withhold payment pursuant to any of our incentive compensation plans irrespective of whether our NEOs or we have successfully met the goals set under these plans. The Compensation Committee did not apply this negative discretion under our incentive compensation plans with respect to the NEOs during 2015.

Equity-Based Compensation

Restricted Stock Units. We believe equity awards create an incentive for each executive to contribute to the sustained growth of the company as well as serving as a method of employee retention. Each year, the Compensation Committee, after consultation with the CEO, assesses the performance of both the company and each of the NEOs during the most recently completed fiscal year. Based on the Compensation Committee’s subjective review of the prior year’s performance and with a focus on maintaining a competitive market level of compensation each participant receives a grant of restricted stock units, or RSUs, pursuant to the MICP and under the 2014 Incentive Award Plan. Such RSUs are subject to a four-year vesting schedule approved by the Compensation Committee. In 2015 for annual RSU awards granted to our executives, the Compensation Committee implemented a performance hurdle for annual RSU awards granted to our executives. The company must achieve a target free cash flow as a percentage of revenue, or FCF margin, for that fiscal year in order for the executive to earn the RSU award. Once earned, the award is then subject to a multi-year time-based vesting period.

While staying competitive with the market is an overall guideline, individual target opportunities may vary based on the Compensation Committee’s consideration of other factors, as discussed above. Target RSU awards are approximately 200% of current base salary for Mr. Mittelstaedt, 150% of current base salary for Messrs. Jackman, Bouck and Chambliss, and 125% of current base salary for Mr. Shea. For 2015, the RSU grant for Mr. Mittelstaedt was approximately 213% of his base salary, for Messrs. Jackman, Bouck and Chambliss the award was approximately 160% of their respective base salaries, and for Mr. Shea the award was approximately 131% of his base salary. See the “Grant of Plan Based Awards in Fiscal Year 2015” table for the amount of equity awards granted to each of the NEOs in 2015.

Performance-Based Restricted Stock Units. On February 12, 2015, the Compensation Committee approved grants of PSU awards to each NEO. Payouts are determined based on the achievement of two equally weighted performance goals: the compound annual growth rate of return on invested capital, or ROIC, and the compound annual growth rate of operating income before amortization expense, or EBITA. Each participant has the opportunity to earn between 25% and 150% of the target number of PSUs based on the company’s achievement of the goals during the three-year performance period. For the portion of the award based on growth in ROIC, achievement of 83.3% of the ROIC goal will result in delivery of 50% of the targeted number of shares, and 133.3% of ROIC goal achievement will result in delivery of 150% of the targeted number of shares. For the portion of the award based on EBITA performance, achievement of 75% of the EBITA growth goal will result in delivery of 50% of the targeted number of shares and achievement of 125% of the EBITA growth goal will result in delivery of 150% of the targeted number of shares, as illustrated below:

ROIC

	Threshold	Target	Maximum
Performance	83.3%	100%	133.3%
Payout	50%	100%	150%

EBITA

	Threshold	Target	Maximum
Performance	75%	100%	125%
Payout	50%	100%	150%

Award payouts are interpolated between threshold, target, and maximum performance goals. Performance below the threshold level will result in no awards delivered for that portion of the award. The target number of shares for the PSUs is equal to 20% of each participant’s 2015 annual long-term incentive award. Once the Compensation Committee has determined the level of performance goal achievement, earned PSUs will vest within 15 business days; but in no event shall the vesting date be later than March 15, 2018.

Performance goals for the three-year performance period are recommended by management based on the company’s historical performance, current projections and trends, and are established during the first quarter of the performance period. The Compensation Committee reviews management’s recommendations (including a discussion of associated risks), determines appropriate revisions, and once satisfied with the degree of difficulty associated with goal achievement, approves the goals for each performance period. The Compensation Committee seeks to establish goals such that the likelihood of missing the target goal is at least as high as the likelihood of achieving the target goal based on reasonable assumptions and projections at the time of grant.

Stock Ownership Guidelines

To further align management and stockholder interests and discourage inappropriate or excessive risk-taking, our Compensation Committee has established stock ownership guidelines for our executive officers. The current minimum ownership thresholds are as follows:

•	For the Chief Executive Officer, five times such participant’s base salary;

•	For the President, four times such participant’s base salary;

•	For Executive Vice Presidents, three times each such participant’s base salary;

•	For Senior Vice Presidents, two times each such participant’s base salary; and

•	For Vice Presidents, one times each such participant’s base salary.

Once an executive officer satisfies the ownership requirement as a multiple of base salary, the number of shares the executive owns to meet the requirement as of the assessment date becomes his or her minimum ownership requirement (regardless of salary increases or stock price fluctuations) until he or she is promoted to a higher level. Notwithstanding the foregoing, once an individual is determined to be in compliance with the ownership guidelines as of the assessment date, he or she shall be deemed to remain in compliance, regardless of any subsequent stock price fluctuations, as long as such individual maintains ownership of at least the same number of shares as that required as of the assessment date for which he or she was previously compliant.

Each executive officer is expected to attain the applicable stock ownership threshold under the guidelines within five years following the later of (i) the first annual assessment with respect to such individual or (ii) the first annual compliance assessment at which a higher stock ownership multiple becomes applicable to such individual (due to a promotion or otherwise). The intent of the five-year phase-in period is to permit gradual accumulation of the incremental ownership associated with a new or higher multiple. Shares included in the calculation are those deemed “beneficially owned” by the executive officer within the meaning of the rules of the SEC, restricted stock or RSUs subject to time-based vesting held by the executive officer, and vested or time-based unvested RSUs or resulting shares deposited into a deferred compensation plan or arrangement.

As of the date of this proxy statement, all of our executive officers exceeded the requirements of our stock ownership guidelines.

Timing of Equity Awards

The Compensation Committee generally makes company-wide annual grants of equity-based compensation to our executive officers and other employees in late January or in February following the public release of year-end financial results and outlook for the upcoming year. This timing is optimal from the Compensation Committee’s standpoint for two reasons: first, the Compensation Committee has the financial results from the previous year; and second, management may notify employees of the annual grant award at or around the same time they typically notify employees of their cash performance bonus with respect to the previous year, which we typically pay in February.

Other Benefits

We provide certain limited benefits to our employees, including the NEOs, to fulfill particular business purposes. In general, these benefits make up a very small percentage of total compensation for the NEOs.

401(k) Plan. The NEOs are entitled to participate in a company-sponsored 401(k) profit sharing plan on the same terms as all employees. We make matching contributions of 50% of every dollar of a participating employee’s pre-tax and Roth contributions until the employee’s contributions equal six percent of the employee’s eligible compensation, subject to certain limitations imposed by the IRC. Employees are eligible to participate in the 401(k) plan beginning on the first day of the month following completion of sixty days of employment. Our matching contributions vest over four years.

Deferred Compensation Plan. We provide NEOs and certain other highly compensated employees the opportunity to defer receiving income until after they terminate their employment. This benefit offers tax advantages to eligible executives, permitting them to defer payment of their compensation and defer taxation on that compensation until after termination. We put the plan in place to mitigate the impact of our officers and other highly compensated employees being unable to make the maximum contribution permitted under the 401(k) plan due to certain limitations imposed by the IRC. We make a matching contribution of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equal six percent of the employee’s eligible compensation, less the amount of any match we make on behalf of the employee under the company-sponsored 401(k) plan. Matches are subject to certain deferral limitations imposed by the IRC on 401(k) plans and, when made, are 100% vested. The deferred compensation plan is described under the heading “Nonqualified Deferred Compensation in Fiscal Year 2015.”

Other. We also offer a number of benefits to the NEOs pursuant to benefit programs that provide for broad-based employee participation. In addition to the 401(k) plan described above, the benefits include medical, prescription drugs, dental and vision insurance, long-term disability insurance, life and accidental death and dismemberment insurance, health and dependent flexible spending accounts, a cafeteria plan and employee assistance benefits. These generally available benefits do not specifically factor into decisions regarding an individual executive’s total compensation or equity-based compensation package. These benefits are designed to help us attract and retain employees as we compete for talented individuals in the marketplace, where such benefits are commonly offered. We also offer limited additional benefits to select employees, such as reimbursement of certain club dues and personal use of a private aircraft.

Relocation of Corporate Headquarters. In 2012, we relocated our corporate headquarters from Folsom, California to The Woodlands, Texas. In connection with the relocation, we established a company-wide relocation program, as discussed in our proxy statement for our 2013 annual meeting of stockholders. These relocation benefits were available to all employees, including our NEOs, who relocated from our previous headquarters to our new headquarters. We engaged the services of an independent relocation company (the “Provider”) to provide relocation and related services. Pursuant to the guaranteed purchase offer provision of the relocation program, the Provider would purchase an employee’s former residence at a purchase price equal to the average of two independent appraisals of the property (or if there was more than a 5% variance between the two appraised values, the average of the two out of three closest appraisal values) or equal to an independent third-party offer. We agreed to reimburse the Provider for all expenses, including the purchase price for any residence. We would recognize gains from the resale of any residence, if the resale price was greater than the price the Provider paid for the property, and recognize losses from the resale of any residence, if the resale price was lower than the price the Provider paid for the property. In accordance with our relocation program, the Provider purchased Mr. Mittelstaedt’s former residence in California in December 2012 for a purchase price equal to the average of two independent appraisals obtained with respect to the property. Although the property had been listed with two different brokerage firms throughout the period in which the Provider held the property, the property did not receive any offers and remained unsold. In May 2015, Mr. Mittelstaedt offered to repurchase the property for an amount equal to the original purchase price paid to Mr. Mittelstaedt by the Provider, which was $262,500 above the appraised value of the property, as determined by the average of two independent appraisals performed in May 2015. The Provider accepted Mr. Mittelstaedt’s offer to purchase the property and the transaction closed on May 29, 2015. Transaction costs with respect to the closing equaled $9,665; these costs were paid by the Provider and reimbursed by the Company. The additional incremental cost to us of carrying the property during the period from the date of purchase of the property from Mr. Mittelstaedt through May 29, 2015, was $192,164. However, because Mr. Mittelstaedt purchased the property for $262,500 above the appraised value, as determined by the average of two independent appraisals performed in May 2015, Mr. Mittelstaedt’s repurchase of the property saved the company from a loss of $70,336, assuming the property had been sold for the May 2015 appraised value to a third party.

For more information about this transaction, see the Summary Compensation Table and the accompanying footnotes.

Anti-Hedging/Pledging Policy

We have adopted a policy prohibiting executive officers and directors from engaging in transactions designed to hedge against the economic risks associated with an investment in our common stock or pledging our common stock in a margin account. These individuals may not engage in the purchase or sale of put and call options, short sales and other hedging transactions designed to minimize the risk of owning our common stock. In addition, these individuals may not pledge shares of our common stock as collateral for a margin account.

Clawback Provisions

On November 30, 2015, based on the Compensation Committee’s recommendation, our Board of Directors approved and adopted a Compensation Recoupment Policy (the “Clawback Policy”) to maintain and enhance a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. As more fully described in the Clawback Policy, which was filed as an exhibit to the Form 8-K we filed with the SEC on December 18, 2015, the policy provides that if an accounting restatement occurs, the Board shall seek to require the forfeiture or repayment of incentive compensation paid to an executive officer during the three completed fiscal years preceding the date of the restatement that is in excess of the amount that would have been awarded to, vested and/or paid to the executive under the restatement if (i) the executive officer engaged in fraud or intentional misconduct that materially contributed to the need for the restatement or (ii) a clawback is otherwise required by the applicable rules and regulations of the Securities and Exchange Commission or the Company’s stock exchange. Although we may need to revise our Clawback Policy depending on the final recoupment rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act, we believe this policy is a good governance practice that would be beneficial for our company even ahead of the final rules.

We also maintain numerous risk mitigating provisions in our compensation arrangements for the NEOs, which are described under the heading “Compensation Risk Assessment.” Examples include the Compensation Committee’s ability to exercise negative discretion to reduce annual incentive awards to zero, RSU grants which are determined based on the company’s and the recipient’s performance, PSU grants which require achievement of multiple pre-determined goals over a three-year period before vesting, anti-hedging/anti-pledging policies, and stock ownership requirements.

Tax Deductibility Considerations

Section 162(m) of the IRC generally disallows an income tax deduction to publicly held corporations for compensation in excess of $1,000,000 paid for any fiscal year to the corporation’s “covered employees,” defined in Section 162(m) as the Chief Executive Officer and the three other most highly compensated executive officers, other than the Chief Financial Officer. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The Compensation Committee believes that the potential deductibility of the compensation payable under those plans and arrangements should be only one of a number of relevant factors taken into consideration in establishing compensation plans and arrangements for our executive officers and not the sole governing factor. For that reason, the Compensation Committee may approve compensation that will not meet qualifying performance-based compensation requirements in order to assure appropriate levels of total compensation for the executive officers based on the company’s performance.

Severance and Change in Control Arrangements

The Compensation Committee believes that the company’s current and historic successes are due in large part to the leadership, skills and performance of the NEOs, and that it is critical to maintain the stability of the company by providing severance and change in control benefits in order to encourage NEO retention through a change in control. On February 13, 2012, we entered into a new Separation Benefits Plan and Employment Agreement with Mr. Mittelstaedt (the “CEO Separation Benefits Plan”), and a Separation Benefits Plan under which eligible executives, including our NEOs (other than Messrs. Mittelstaedt and Shea) may receive certain severance and change in control benefits (the “NEO Separation Benefits Plan,” together with the CEO Separation Benefits Plan, the “Separation Benefits Plans”). The CEO Separation Benefits Plan superseded and replaced the employment agreement of Mr. Mittelstaedt, dated March 1, 2004, as amended, and the NEO Separation Benefits Plan and related participation letters superseded the employment agreements of Messrs. Jackman, Bouck, and Chambliss, dated as of April 11, 2003, October 1, 2004 and June 1, 2000, respectively. Mr. Shea’s employment agreement, executed February 1, 2008, provides that Mr. Shea may receive certain severance and change in control benefits. A summary of the terms of the Severance Benefits Plans and Mr. Shea’s agreement regarding severance and change in control are described below under “Potential Payments Upon Termination or Change in Control.”

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K. Based on the review and discussions referred to above, the Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be incorporated into our Original 10-K, as amended by this Amendment.

This report is submitted on behalf of the Compensation Committee.

William J. Razzouk, Chairman
Edward E. “Ned” Guillet
Michael W. Harlan

COMPENSATION RISK ASSESSMENT

We believe our compensation policies and practices do not present any risk that is reasonably likely to have a material adverse effect on the company. We believe our approach to setting performance targets, evaluating performance, and establishing payouts does not promote excessive risk-taking. We believe that the components of our pay mix—base salary, annual cash incentive bonuses, and long-term equity grants—appropriately balance near-term performance improvement with sustainable long-term value creation.

We considered the following elements of our compensation policies and practices when evaluating whether such policies and practices encourage our employees to take unreasonable risks:

•	Annual performance targets are established by each operating location and region and on a company-wide basis to encourage decision-making that is in the best long-term interests of both the company and our stockholders;

•	We adjust performance targets to exclude the benefit or detriment of extraordinary events to ensure our employees are compensated on results within their control or influence;

•	We adjust performance targets to include certain acquisitions and new contracts not reflected in the originally approved operating budget in order to achieve targeted returns on deployed capital;

•	The use of four performance metrics in our annual cash performance bonus plan mitigates the incentive to overperform with respect to any particular financial metric at the expense of other financial metrics;

•	We set annual performance goals to avoid targets that, if not achieved, result in a large percentage loss of compensation;

•	Payouts under our performance-based plans remain at the discretion of our Board of Directors and may be reduced even if targeted performance levels are achieved;

•	Payouts under our performance-based plans can result in some compensation at levels below full target achievement, rather than an “all-or-nothing” approach;

•	Our NEOs receive annual cash incentive bonus awards only if cash incentive bonus awards payable to other employees have been made;

•	We have adopted a clawback policy which allows us to recover certain incentive cash and equity compensation if it is earned based on inaccurate financial statements;

•	We use RSUs rather than stock options for equity awards because RSUs retain value even in a depressed market so that recipient employees are less likely to take unreasonable risks to get, or keep, options “in-the-money”;

•	Equity-based compensation with time-based vesting over a multi-year schedule accounts for a time horizon of risk and ensures that participating employee interests are aligned with the long-term interests of our stockholders;

•	Stock ownership guidelines require members of our Board of Directors and our executive officers to maintain certain ownership levels in our common stock, which aligns a portion of their personal wealth to the long-term performance of the company;

•	We have adopted a policy which prohibits members of our Board of Directors and our executive officers from engaging in transactions designed to hedge against the economic risks associated with an investment in our common stock or pledging our common stock in a margin account; and

•	Our Compensation Committee periodically utilizes an independent compensation consultant that performs no other services for the company.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation earned by each of our NEOs in 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
Ronald J. Mittelstaedt	2015	1,006,269	—	2,582,570	1,092,063	—	55,204	4,736,106
Chief Executive	2014	950,692	—	2,490,468	1,894,395	—	49,878	5,385,433
Officer and Chairman	2013	828,050	—	1,681,572	804,678	—	68,643	3,382,943
Worthing F. Jackman	2015	530,529	200,000	1,024,431	367,500	—	56,464	2,178,924
Executive Vice	2014	491,654	—	963,811	637,500	—	22,298	2,115,263
President and Chief Financial Officer	2013	436,392	—	771,596	275,940	—	38,446	1,522,374
Steven F. Bouck	2015	645,923	—	1,243,305	457,170	—	14,870	2,361,268
President	2014	612,039	—	1,198,651	793,050	—	14,471	2,618,211
	2013	545,250	—	830,688	345,240	—	24,668	1,745,846
Darrell W. Chambliss	2015	483,842	—	934,279	335,160	—	12,040	1,765,321
Executive Vice	2014	451,423	—	878,955	581,400	—	11,747	1,923,525
President and Chief Operating Officer	2013	420,688	—	639,676	265,860	—	12,650	1,338,874
Patrick J. Shea	2015	382,885	32,263	608,199	182,737	—	40,547	1,246,631
Senior Vice	2014	347,789	—	443,436	163,000	—	25,336	979,561
President, General Counsel and Secretary	2013	320,423	—	333,642	143,000	—	25,414	822,479

(1)	Amounts shown reflect salary earned by the NEOs for each year indicated and reflect increases that the Messrs. Jackman, Chambliss and Shea received on February 1, 2015. Messrs. Mittelstaedt and Bouck did not receive salary increases for 2015. Due to the calendaring of bi-weekly paychecks in 2015, amounts shown for 2015 include one extra pay period as compared to 2014.

(2)	Stock awards consist of (i) RSUs granted under our 2014 Incentive Award Plan and our Third Amended and Restated 2004 Equity Incentive Plan, and (ii) PSUs granted under our 2014 Incentive Award Plan. Amounts shown do not reflect compensation actually received by the NEO. Instead, the amounts shown are the grant date fair value of the awards computed in accordance with generally accepted accounting principles, excluding estimates of forfeitures related to service-based vesting conditions. A discussion of the value of stock awards is set forth under Note 1 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 9, 2016. The table below sets forth the details of the components that make up the fiscal year 2015 stock awards for our NEOs. Annual RSU awards vest in four substantially equal annual installments beginning on the first anniversary of the grant date. The values of the PSU awards in the table below, at target and maximum levels, are based on the full number of shares for which performance goals were established in fiscal year 2015 under the awards made on February 12, 2015, which are scheduled to vest in February 2018.

	Components of Annual Stock Awards		Additional Information
Name	Value of Restricted Stock Units ($)	Value of Performance-Based Restricted Stock Units – Targeted ($)	Value of Performance-Based Restricted Stock Units – Maximum ($)
Ronald J. Mittelstaedt	2,066,056	516,514	774,794
Worthing F. Jackman	819,545	204,886	307,353
Steven F. Bouck	994,644	248,661	373,015
Darrell W. Chambliss	747,423	186,856	280,307
Patrick J. Shea	486,541	121,658	182,488

(3)	Amounts shown reflect annual incentive bonus awards earned by the NEOs under our MICP, which is discussed elsewhere in this filing, under “Compensation Discussion and Analysis.” The amounts shown for 2015 were paid on February 19, 2016.

(4)	We make available for business use to our NEOs and other employees a private aircraft. Our general policy is not to permit employees, including the NEOs, to use the aircraft for purely personal use. Occasionally, employees or their relatives or spouses, including relatives or spouses of the NEOs, may derive personal benefit from travel on our aircraft incidental to a business function, such as when an NEO’s spouse accompanies the officer to the location of an event the officer is attending for business purposes. For purposes of our Summary Compensation Table, we value the compensatory benefit to the officer at the incremental cost to us of conferring the benefit, which consists of additional catering and fuel expenses. In the example given, the incremental cost would be nominal because the aircraft would have been used to travel to the event, and the basic costs of the trip would have been incurred, whether or not the NEO’s spouse accompanied the officer on the trip. However, on the rare occasions when we permit an employee to use the aircraft for purely personal use, we value the compensation benefit to such employee (including NEOs) at the incremental cost to us of conferring the benefit, which consists of the average weighted fuel expenses, catering expenses, trip-related crew expenses, landing fees and trip-related hangar/parking costs. Since our aircraft is used primarily for business travel, the valuation excludes the fixed costs that do not change based on usage, such as pilots’ compensation, the lease expense of the aircraft and the cost of maintenance. Our valuation of personal use of aircraft as set forth in this filing is calculated in accordance with SEC guidance, which may not be the same as valuation under applicable tax regulations.

In 2015, All Other Compensation paid to our NEOs consisted of the following amounts:

Name	Matching Contributions to 401(k) ($)	Company Contributions Under Nonqualified Deferred Compensation Plan ($)	Life Insurance Premiums Paid by Company(1) ($)	Professional Association Dues ($)	Club Dues ($)	Personal Use of Corporate Aircraft Incidental to Business Function ($)	Purely Personal Use of Corporate Aircraft ($)	Relocation Expenses(2) ($)	Total All “Other” Compensation ($)
Ronald J. Mittelstaedt	—	—	1,813	—	27,230	1,307	24,854	9,665	49,878
Worthing F. Jackman	—	9,000	1,697	—	27,851	197	17,719	—	56,464
Steven F. Bouck	4,350	4,650	2,694	434	2,325	417	—	—	14,870
Darrell W. Chambliss	8,376	624	3,040	—	—	—	—	—	12,040
Patrick J. Shea	6,692	2,308	1,281	1,795	28,471	—	—	—	40,547

(1)	Amounts shown are paid by the company in connection with life insurance policies made available to all participants in our Nonqualified Deferred Compensation Plan, including the NEOs.

(2)	The amount represents the transaction costs paid by the Provider with respect to the repurchase by Mr. Mittelstaedt in May 2015 of the property that the Provider had purchased from Mr. Mittelstaedt in 2012 pursuant to the guaranteed purchase offer benefit of the company-wide relocation program. Our incremental cost related to carrying this property during the period from the date of purchase by the Provider until the date of repurchase by Mr. Mittelstaedt was $192,164. For more information about this transaction, see “Executive Compensation – Compensation Discussion and Analysis – Other Benefits – Relocation of Corporate Headquarters” above.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2015

The following table summarizes the amount of awards under the MICP and equity awards granted in 2015 for each of the NEOs.

			Estimated Potential Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)
Name	Award Type(1)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock Awards ($)(5)
Ronald J. Mittelstaedt	RSU	2/12/15	—	—	—	—	—	—	44,460	2,066,056
	PSU	2/12/15	—	—	—	2,778	11,115	16,673	—	516,514(6)
	MICP	—	222,870	1,114,350	2,228,700	—	—	—	—	—
Worthing F. Jackman	RSU	2/12/15	—	—	—	—	—	—	17,636	819,545
	PSU	2/12/15	—	—	—	1,102	4,409	6,614	—	204,886(6)
	MICP	—	76,875	384,375	768,750	—	—	—	—	—
Steven F. Bouck	RSU	2/12/15	—	—	—	—	—	—	21,404	994,644
	PSU	2/12/15				1,337	5,351	8,027	—	248,661(6)
	MICP	—	93,300	466,500	933,000	—	—	—	—	—
Darrell W. Chambliss	RSU	2/12/15	—	—	—	—	—	—	16,084	747,423
	PSU	2/12/15	—	—	—	1,005	4,021	6,032	—	186,856(6)
	MICP	—	70,110	350,550	701,100	—	—	—	—	—
Patrick J. Shea	RSU	2/12/15	—	—	—	—	—	—	10,470	486,541
	PSU	2/12/15	—	—	—	654	2,618	3,927	—	121,658(6)
	MICP	—	125,800	185,000	244,200	—	—	—	—	—

(1)	“RSU” refers to restricted stock units granted under our 2014 Incentive Award Plan. “PSU” refers to performance-based restricted stock units granted under our 2014 Incentive Award Plan. “MICP” refers to cash awards made pursuant to our Management Incentive Compensation Program, which is administered pursuant to our 2014 Incentive Award Plan.

(2)	The target incentive amounts shown in this column reflect our annual incentive bonus plan awards under the MICP and represent the target awards pre-established as a percentage of salary. The maximum is the greatest payout which can be made if the pre-established maximum performance level is met or exceeded. Actual annual incentive bonus amounts earned by the NEOs for 2015 under the MICP are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(3)	Represents the range of possible awards of performance shares upon the vesting of PSUs granted in fiscal year 2015 under our 2014 Incentive Award Plan. Awards are capped at the maximum, and no awards will vest unless the pre-established threshold performance level is met or exceeded. See “Compensation Discussion and Analysis – Equity-Based Compensation” for more information regarding PSU awards.

(4)	Stock awards consist of RSUs granted under our 2014 Incentive Award Plan on February 12, 2015. Assuming that the first-year performance hurdle is satisfied, the RSUs vest in equal, annual installments over the four-year period following the date of grant, beginning on the first anniversary of the date of grant. See “Compensation Discussion and Analysis – Equity-Based Compensation” for more information regarding RSU awards.

(5)	The value of a stock award is based on the fair value as of the grant date of such award computed in accordance with generally accepted accounting principles, excluding estimates of forfeitures related to service-based vesting conditions. A discussion of the value of stock awards is set forth under Note 1 of the “Notes to Consolidated Financial Statements” included in our Original 10-K.

(6)	Represents the value of PSUs based on the expected outcome as of the date of grant. This result is based on (i) achieving the target level of a return on invested capital, or ROIC; and (ii) achieving the target level of an EBITA growth goal, each of which is weighted 50%.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

The following table summarizes RSUs and PSUs that have not vested and related information for each of our NEOs as of December 31, 2015.

			Stock Awards
Name	Award Type(1)	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(7)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(6)
Ronald J. Mittelstaedt	RSU	02/10/12	9,769(2)	550,190	—	—
	RSU	02/25/13	24,730(3)	1,392,794	—	—
	RSU	02/13/14	34,163(4)	1,924,060	—	—
	RSU	02/12/15	44,460(5)	2,503,987	—	—
	PSU	03/18/14	—	—	11,388	500,958
	PSU	02/12/15	—	—	11,115	625,997
Worthing F. Jackman	RSU	02/10/12	4,348(2)	244,879	—	—
	RSU	02/25/13	11,347(3)	639,063	—	—
	RSU	02/13/14	13,221(4)	744,607	—	—
	RSU	02/12/15	17,636(5)	993,260	—	—
	PSU	03/18/14	—	—	4,407	193,864
	PSU	02/12/15	—	—	4,409	248,315
Steven F. Bouck	RSU	02/10/12	5,063(2)	285,148	—	—
	RSU	02/25/13	12,216(3)	688,005	—	—
	RSU	02/13/14	16,443(4)	926,070	—	—
	RSU	02/12/15	21,404(5)	1,205,473	—	—
	PSU	03/18/14	—	—	5,481	241,109
	PSU	02/12/15	—	—	5,351	301,368
Darrell W. Chambliss	RSU	02/10/12	4,313(2)	242,908	—	—
	RSU	02/25/13	9,407(3)	529,802	—	—
	RSU	02/13/14	12,057(4)	679,050	—	—
	RSU	02/12/15	16,084(5)	905,851	—	—
	PSU	03/18/14	—	—	4,019	176,796
	PSU	02/12/15	—	—	4,021	226,463
Patrick J. Shea	RSU	02/10/12	2,097(2)	118,103	—	—
	RSU	02/25/13	4,907(3)	276,362	—	—
	RSU	02/13/14	6,083(4)	342,595	—	—
	RSU	02/12/15	10,470(5)	589,670	—	—
	PSU	03/18/14	—	—	2,618	115,166
	PSU	02/12/15	—	—	2,618	147,446

(1)	“RSU” refers to restricted stock units granted under either our Third Amended and Restated 2004 Equity Incentive Plan or our 2014 Incentive Award Plan. “PSU” refers to performance-based restricted stock units granted under our 2014 Incentive Award Plan.

(2)	The RSUs vest in equal installments on each of the first four anniversaries of the grant date of February 10, 2012.

(3)	The RSUs vest in equal installments on each of the first four anniversaries of the grant date of February 25, 2013.

(4)	The RSUs vest in equal installments on each of the first four anniversaries of the grant date of February 13, 2014.

(5)	Assuming that the first-year performance hurdle is satisfied, the RSUs vest in equal installments on each of the first four anniversaries of the grant date of February 12, 2015.

(6)	Based on the closing price of our common stock of $56.32 on the New York Stock Exchange on December 31, 2015, the last trading day of the 2015 fiscal year.

(7)	Represents unearned shares under the PSU awards made in March 2014 and February 2015. Based on guidance provided by the SEC, the targeted potential number of shares for such grants has been assumed. The amounts shown include the full target award for the performance periods ending on December 31, 2016, and December 31, 2017, respectively. The PSUs will vest, if at all, within 15 business days following the date on which the determination by the Compensation Committee is made with respect to the achievement of the performance goals, but in no event shall the vesting dates be later than March 15, 2017, and March 15, 2018, respectively.

STOCK VESTED IN FISCAL YEAR 2015

The following table summarizes each vesting of RSUs and related information for each of our NEOs on an aggregated basis during 2015.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Ronald J. Mittelstaedt	30,089	2,081,037
Worthing F. Jackman	14,277	905,237
Steven F. Bouck	16,412	1,047,347
Darrell W. Chambliss	13,243	838,747
Patrick J. Shea	6,362	403,300

PENSION BENEFITS IN FISCAL YEAR 2015

We do not sponsor any qualified or non-qualified defined benefit plans for any of our executive officers, including the NEOs.

NONQUALIFIED DEFERRED COMPENSATION IN FISCAL YEAR 2015

The following table summarizes the participation of our NEOs during 2015 in our Nonqualified Deferred Compensation Plan, which is our only plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Ronald J. Mittelstaedt	802,911	8,750	1,358,105	—	11,805,370
Worthing F. Jackman	491,810	8,750	429,928	(40,013)	2,238,525
Steven F. Bouck	49,700	4,700	6,187	(228,988)	1,755,156
Darrell W. Chambliss	73,280	3,400	322,405	—	2,430,383
Patrick J. Shea	32,273	3,400	(7,576)	—	252,062

(1)	Amounts in these columns represent base salary and cash performance bonus each NEO elected to defer and our annual matching contributions in lieu of matching contributions under our 401(k) plan. Contributions by an NEO are reported in the Summary Compensation Table under “Salary”, “Bonus” and/or “Non-Equity Incentive Plan Compensation” and matching contributions we make to an NEO’s account are reported in the Summary Compensation Table under “All Other Compensation.”

(2)	Amounts in this column are not included in any other amounts disclosed in this filing, as the amounts are not preferential earnings. Instead, earnings disclosed are determined by reference to the returns on one or more select mutual funds, as determined by the participant, that are also available for investment by the general public, or with regard to RSUs deferred into our Nonqualified Deferred Compensation Plan in years prior to 2015, our common stock.

(3)	Amounts shown in this column include the following amounts reported as compensation to the NEO in the Summary Compensation Table in our previous proxy statements:

•	For Mr. Mittelstaedt, a total of $7,115,349 was reported (2005 to 2015);

•	For Mr. Jackman, a total of $1,237,234 was reported (2005 to 2015);

•	For Mr. Bouck, a total of $1,580,248 was reported (2005 to 2015);

•	For Mr. Chambliss, a total of $1,425,837 was reported (2005 to 2015); and

•	For Mr. Shea, no amounts have previously been reported, as 2015 was the first year for which Mr. Shea was an NEO.

The NEOs and certain other highly compensated employees are entitled to participate in the Nonqualified Deferred Compensation Plan, which we put in place to mitigate the impact of our officers and other highly compensated employees being unable to make the maximum contribution permitted under the 401(k) plan due to certain limitations imposed by the IRC. The Nonqualified Deferred Compensation Plan allows an eligible employee to voluntarily defer receipt of up to 80% of the employee’s base salary, and up to 100% of bonuses and commissions and, if permitted, RSU grants. We make a matching contribution of 50% of every dollar of a participating employee’s pre-tax eligible contributions until the employee’s contributions equal six percent of the employee’s eligible compensation, less the amount of any match we make on behalf of the employee under the company-sponsored 401(k) plan, and subject to certain deferral limitations imposed by the IRC on 401(k) plans, except that our matching contributions are 100% vested when made. Except for RSUs that are deferred, the company also credits an amount reflecting a deemed return to each participant’s deferred compensation account periodically, based on the returns of various mutual funds or measurement funds selected by the participant. RSUs that are deferred are credited as shares of company common stock, which had a 2015 annual rate of return of approximately 28%. The earnings on an employee’s deferred compensation may exceed or fall short of market rate returns, depending on the performance of the funds selected compared to the markets in general.

The investment options offered by our plan administrator and their annual rates of return for the calendar year ended December 31, 2015, are set forth in the following table.

Name of Investment Option	Rate of Return in 2015
Invesco Mid Cap Core Equity	-4.03%
AllianceBern VPS Real Estate A	0.80%
American Funds IS International 2	-4.53%
American Century VP Mid Cap Value I	-1.43%
Franklin Rising Dividends Securities	-3.65%
Franklin Small Cap Value Securities CI2	-7.39%
Goldman Sachs VIT Growth Opp	-5.20%
Ivy Funds VIP High Income	-6.50%
Janus Aspen Balanced Svc	0.41%
M Capital Appreciation Fund	-6.58%
Oppenheimer International Growth	3.43%
Pioneer Bond VCT Portfolio	0.30%
MFS Var Ins Tr II Intl Value SC	6.32%
MFS VIT Value – SC	-0.93%
PIMCO VIT Real Return Admin	-2.70%
Van Eck VIP Trust Emerging Markets	-13.99%
Vanguard VIF Capital Growth	2.62%
Royce Capital Small-Cap Inv	-11.80%
T. Rowe Price Limited Term Bond	0.30%
Van Eck VIP Tr Global Hard Assets I	-33.45%
Vanguard Var Ins Money Market	0.15%

Distributions from the Nonqualified Deferred Compensation Plan are automatically triggered by the occurrence of certain events. Upon termination of employment, a participant will receive a distribution from the plan in the form he previously selected—either in a lump sum or in annual installments over any period selected, up to fifteen years. Payments will commence within 60 days after the last day of the six-month period immediately following the termination date. If a participant becomes disabled, he will receive his entire account balance in a lump sum within 60 days of the date on which he became disabled. Upon the death of a participant during employment or while receiving his benefits under the plan following termination of employment, his unpaid account balance will be paid to his beneficiary in a lump sum within 60 days of the date the plan committee is notified of his death.

Participants also elect whether to receive a distribution of their entire account balance in a lump sum upon a change in control of our company, as defined in the plan, or whether to have their account balance remain in the plan after a change in control. In the absence of such an election, a participant will receive a distribution after a change in control occurs. Participants may also choose to receive lump sum distributions of all or a portion of their account balances upon optional, scheduled distribution dates or upon an unforeseeable financial emergency. Optional distribution dates must be a January 1 (March 1 for deferred RSUs) that is at least three years after the end of the plan year in which the deferral election is made. Optional distributions may be postponed, subject to certain conditions specified in the plan. Distributions upon an unforeseeable financial emergency are also subject to certain restrictions specified in the plan.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Severance Arrangements in Effect in 2015

Our NEOs are entitled to certain payments and benefits upon qualifying terminations of employment and, in certain cases, a change in control under the Separation Benefits Plans, the grant agreements under our 2014 Incentive Award Plan and the grant agreements under our Third Amended and Restated 2004 Equity Incentive Plan. The following discussion describes the terms of these payments and benefits and the circumstances in which they will be paid or provided.

CEO Separation Benefits Plan

Mr. Mittelstaedt is eligible to receive severance benefits and change in control payments pursuant to the CEO Separation Benefits Plan. Under the terms of the CEO Separation Benefits Plan, Mr. Mittelstaedt is entitled to receive, upon a termination by us without “cause” (as defined below), or resignation by Mr. Mittelstaedt for “good reason” (as defined below) prior to a change in control (as defined below) or upon a termination due to death or permanent disability: (i) a lump-sum cash payment equal to $7,500,000, payable on or within 60 days following the date of his termination; (ii) coverage under our group medical insurance of Mr. Mittelstaedt and his eligible dependents for three years following termination, provided that Mr. Mittelstaedt will be obligated to pay the company for the premiums for such coverage on an after-tax basis (the “Health Insurance Benefit”); (iii) accelerated vesting of all of Mr. Mittelstaedt’s outstanding but unvested time-based equity awards; (iv) a pro-rated portion of Mr. Mittelstaedt’s performance-based equity awards, following our determination of actual performance achievement following the end of the performance period; and (v) with respect to any outstanding stock options held by Mr. Mittelstaedt, an extended post-termination exercise period through the earlier of the fifth anniversary of Mr. Mittelstaedt’s date of termination or the expiration date of such stock options pursuant to their original terms.

Upon a termination by us without cause or resignation by Mr. Mittelstaedt for good reason within two years after a change in control, Mr. Mittelstaedt is entitled to receive a lump-sum cash payment equal to $7,500,000, payable on or within 60 days following the date of his termination and the Health Insurance Benefit. Further, the CEO Separation Benefits Plan includes a so-called “best pay” provision where payments and benefits provided on account of a change in control shall be made to Mr. Mittelstaedt in full or in such lesser amount as would result in no portion of the payments being subject to an excise tax under Section 280G and Section 4999 of the IRC, whichever of the foregoing amounts is greater on an after-tax basis.

In consideration of the severance benefits under the CEO Separation Benefits Plan, Mr. Mittelstaedt must abide by certain restrictive covenants in the CEO Separation Benefits Plan, including a commitment by Mr. Mittelstaedt not to compete in restricted territory with our competitors and not to solicit our customers or employees (with a few limited exceptions with respect to certain of our executive officers) for 12 months following the date of Mr. Mittelstaedt’s termination of employment. Additionally, in the event of certain terminations of employment, Mr. Mittelstaedt is eligible to receive an amount equal to $7,000,000 in a lump sum on the first anniversary of the date of his termination if the company determines, in its discretion, to extend the post-termination restrictive covenant period from 12 months to 24 months after his termination of employment.

On December 17, 2015, the CEO Separation Benefits Plan with Mr. Mittelstaedt was amended to override the single trigger change in control provisions in our equity incentive award agreements with Mr. Mittelstaedt so that unvested equity awards held by him are treated with the same double-trigger change in control provisions as the rest of his compensation in the event of a change in control followed by a termination of Mr. Mittelstaedt’s employment without cause or upon his disability or death, or a termination of his employment by Mr. Mittelstaedt for good reason.

Separation Benefits Plan for Other NEOs (other than Mr. Shea)

Our NEOs, other than Messrs. Mittelstaedt and Shea, are eligible to receive certain separation benefits and change in control payments pursuant to the NEO Separation Benefits Plan. Under the terms of the NEO Separation Benefits Plan and their respective participation letter agreements under the NEO Separation Benefits Plan, each of Messrs. Bouck, Jackman and Chambliss are entitled to receive, upon a termination by us without “cause” or resignation by such NEO for “good reason” prior to a change in control: (i) a cash payment equal to $3,900,000 (for Mr. Bouck) or $3,300,000 (for each of Messrs. Jackman and Chambliss), payable one-third on the termination date and, provided that the applicable NEO has complied with the non-competition and non-solicitation provisions of the NEO Separation Benefits Plan, one-third on each of the first and second anniversaries of the termination date; (ii) full accelerated vesting of the applicable NEO’s outstanding but unvested time-based equity awards; (iii) a pro-rated portion of the applicable NEO’s performance-based equity awards, following our determination of actual performance achievement following the end of the performance period; and (iv) with respect to any outstanding stock options held by the applicable NEO, an extended post-termination exercise period through the earlier of the third anniversary of the termination date or the expiration of the original term of such stock options.

Messrs. Bouck, Jackman and Chambliss are also entitled to the foregoing benefits if such NEO’s employment is terminated as a result of their death, except that any cash payments will be paid in a lump sum on or within 60 days following the date of death. In the event of a termination of employment due to permanent disability, each of Messrs. Bouck, Jackman and Chambliss are entitled to receive the benefits described above, except that in lieu of the cash payment, each such NEO will be entitled to: (A) a pro-rated portion of the applicable NEO’s target annual bonus for the year of termination, and (B) cash payments equal to the applicable NEO’s base salary through the remaining term of the NEO Separation Benefits Plan, to be paid one-third on the date of termination and, provided that the applicable NEO has complied with the non-competition and non-solicitation provisions of the NEO Separation Benefits Plan, one-third on each of the first and second anniversaries of the date of termination.

Upon a termination by us without cause or resignation by them for good reason within two years after a change in control, Messrs. Bouck, Jackman and Chambliss are entitled to receive a cash payment equal to $3,900,000 (for Mr. Bouck) and $3,300,000 (for each of Messrs. Jackman and Chambliss), payable in a lump sum on or within 60 days following the date of termination. Further, the NEO Separation Benefits Plan includes a so-called “best pay” provision where payments and benefits provided on account of a change in control shall be made to such participating NEOs in full or in such lesser amount as would result in no portion of the payments being subject to an excise tax under Section 280G and Section 4999 of the IRC, whichever of the foregoing amounts is greater on an after-tax basis.

In consideration of the above severance benefits, Messrs. Bouck, Jackman and Chambliss must abide by certain restrictive covenants in the NEO Separation Benefits Plan, including a commitment by the NEO not to compete with the company in a restricted territory and not to solicit our customers or employees for 12 months following the date of such NEO’s termination of employment.

For purposes of the Separation Benefits Plans, “good reason” is generally defined as: (i) assignment to the NEO of duties inconsistent with and resulting in a diminution of his position (including status, offices, titles, responsibilities and reporting requirements), authority, duties or responsibilities as they existed on the effective date of the Separation Benefits Plans; or any other action by the company which results in a diminution in such position, authority, duties or responsibilities; a substantial alteration in the title(s) of the NEO (so long as the existing corporate structure of the company is maintained); provided, however, that his failure to be in the same position (including status, offices, titles, responsibilities and reporting requirements) with the ultimate parent of the company will constitute “good reason”; (ii) the relocation of his principal place of employment to a location more than fifty (50) miles from its present location without his prior approval; (iii) a material reduction by the company in his total annual cash compensation without his prior approval; (iv) on or after a change in control, a material reduction by the company in his total annual compensation without his prior approval; (v) a failure by the company to continue in effect, without substantial change, any benefit plan or arrangement in which he was participating or the taking of any action by the company which would adversely affect his participation in or materially reduce his benefits under any benefit plan (unless such changes apply equally to all other management employees of company); (vi) any material breach by the company of any provision of the Separation Benefits Plans without his having committed any material breach of his obligations hereunder, which breach is not cured within twenty (20) days following written notice thereof to the company of such breach; or (vii) the failure of the company to obtain the assumption of the plan by any successor entity.

Employment Agreement with Mr. Shea

We entered into an employment agreement with Mr. Shea on February 1, 2008, and an amendment to the employment agreement on November 12, 2008 (as amended, the “Shea Employment Agreement”). This agreement provides for certain payments to Mr. Shea in the event of his termination without cause (as defined below) or upon a change in control (as defined below) of the company.

Under the Shea Employment Agreement, upon a termination by us without cause and upon a termination due to Mr. Shea’s disability or death, Mr. Shea is entitled to receive: (i) a lump sum payment in an amount equal to the lesser of (x) his base salary through the end of the then-current term under the Shea Employment Agreement and (y) one year of his base salary, generally to be paid on the date of termination; (ii) an amount equal to the prorated target bonus available to Mr. Shea under the Shea Employment Agreement and the MICP for the year in which the termination occurs, which is 50% of his base salary at the time of termination, to be paid in accordance with our normal payroll practices and not as a lump sum; (iii) full accelerated vesting of all of Mr. Shea’s outstanding but unvested options, if any, and other rights relating to the capital stock of the company, including unvested RSUs; and (iv) with respect to any such options and rights, an extended post-termination exercise period through the earlier of (A) the expiration of the term of such options and rights or (B) the first anniversary of the date of termination. We will also pay to Mr. Shea an amount equal to the company’s portion (but not Mr. Shea’s portion) of the cost of medical, dental and other health plan insurance for Mr. Shea, his wife and children at the rate in effect on the date of termination for a period of one year from the date of termination. In addition, upon a termination by us without cause, we will pay as incurred Mr. Shea’s expenses, up to $15,000, associated with career counseling and resume development.

For the purposes of the Shea Employment Agreement, a change in control of the company is generally treated as a termination without cause of Mr. Shea, unless he elects in writing to waive the applicable provision of his employment agreement. Thus, upon a change in control of the company, Mr. Shea will be entitled to receive the same payments and benefits as he would have upon a termination by us without cause as described above.

In addition, in the event of a change in control after which any previously outstanding option or other right relating to our capital stock fails to remain outstanding, Mr. Shea would be entitled to receive either: (i) an option, warrant or other right to purchase that number of shares of stock of the acquiring company (the “Successor Option”) that he would have received had he exercised his terminated Waste Connections options, warrants or rights immediately prior to the acquisition resulting in a change in control and received for the shares acquired on exercise of such options shares of the acquiring company in the change in control transaction such that the aggregate exercise price for the shares covered by such options would be the aggregate exercise price for the terminated Waste Connections options, warrants or rights; or (ii) a lump sum payment in an amount agreed to by Mr. Shea and the company of at least, on an after-tax basis, the net after-tax gain he would have realized on exercise of the Successor Option of the acquiring company had he been issued a Successor Option and sale of the underlying shares, payable within ten days after the consummation of the change in control.

In consideration of the payments and benefits provided for in the Shea Employment Agreement, Mr. Shea must abide by certain restrictive covenants in the Shea Employment Agreement, including a commitment by the NEO not to compete with the company in a restricted territory for the earlier of: (i) the maximum period allowed under applicable law; and (ii) (aa) in the case of a change in control, until the first anniversary of the effective date of the change in control, (bb) in the case of a termination by the company without cause, until the first anniversary of the date of termination, or (cc) in the case of termination for cause by the company or by Mr. Shea, until the first anniversary of the date of termination. If the company terminates Mr. Shea without cause, Mr. Shea may shorten the term of the covenant not to compete by the length of any period that Mr. Shea elects to waive his right to receive severance payments. Mr. Shea must abide by a commitment not to solicit our customers or employees for one year following the date of the termination of Mr. Shea’s employment or the effective date of a change in control (whichever is later).

For the purposes of the Separation Benefits Plans and the Shea Employment Agreement, “cause” is defined as: (i) a material breach of any of the terms of the agreement that is not immediately corrected following written notice of default specifying such breach; (ii) a breach of any of the provisions of the non-competition and non-solicitation provisions of the applicable agreement; (iii) repeated intoxication with alcohol or drugs while on company premises during its regular business hours to such a degree that, in the reasonable judgment of the other managers of the company, the employee is abusive or incapable of performing his duties and responsibilities under the agreement; (iv) conviction of a felony; or (v) misappropriation of property belonging to the company and/or any of its affiliates. Further, for the purposes of the Separation Benefits Plans and the Shea Employment Agreement, a “change in control” is deemed to have occurred if:

•	there shall be consummated (a) any reorganization, liquidation or consolidation of the company, or any merger or other business combination of the company with any other corporation, other than any such merger or other business combination that would result in the voting securities of the company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the total voting power represented by the voting securities of the company or such surviving entity outstanding immediately after such transaction; or (b) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the company;

•	any person (as defined in the applicable agreement), shall become the beneficial owner (as defined in the applicable agreement), directly or indirectly, of 50% or more of the company’s outstanding voting securities; or

•	during any period of two consecutive years, individuals who at the beginning of such period constituted the entire Board of Directors shall cease for any reason to constitute at least one-half of the membership thereof unless the election, or the nomination for election by the company’s stockholders, of each new director was approved by a vote of at least one-half of the directors then still in office who were directors at the beginning of the period.

Third Amended and Restated 2004 Equity Incentive Plan

Pursuant to the grant agreements under our Third Amended and Restated 2004 Equity Incentive Plan, immediately upon a change in control, outstanding and unvested RSUs shall automatically vest in full, and the shares subject to those vested RSUs shall be issued.

2014 Incentive Award Plan

Restricted Stock Units

Pursuant to the grant agreements under our 2014 Incentive Award Plan, immediately upon a change in control, outstanding and unvested RSUs shall automatically vest in full, and the shares subject to those vested RSUs shall be issued.

Performance Stock Units

Pursuant to the grant agreements under our 2014 Incentive Award Plan, upon a change in control, if (i) the PSUs are assumed or substituted by the acquiror in a change of control and the employee’s employment is involuntarily terminated within the 24-month period following the change of control, or (ii) the PSUs are not assumed or substituted in a change of control, then the vesting of the PSUs will be accelerated, based on the greater of the target level award opportunity or the actual performance through the most recent completed year prior to the change of control or the date of termination of employment, payable within 60 days of the change of control or the date of termination of employment.

Potential Payments Tables

The following tables estimate the payments we would be obligated to make to each of our NEOs as a result of his termination (including, in certain cases, in connection with a change in control of our company) or resignation, assuming such termination or resignation occurred on December 31, 2015. We have calculated these estimated payments to meet SEC disclosure requirements. The estimated payments are not necessarily indicative of the actual amounts any of our NEOs would receive in such circumstances.

For illustrative purposes only, the tables assume that: (a) a termination or resignation of employment occurred on December 31, 2015, as applicable; and (b) the price per share of our common stock is $56.32, the closing price on December 31, 2015, the last trading day of the 2015 fiscal year.

In addition to the amounts reflected in the tables, on termination of employment, all vested deferred compensation and other retirement benefits payable to the employee under benefit plans in which he then participated would be paid to him in accordance with the provisions of the respective plans. These plans include our voluntary 401(k) plan and our Nonqualified Deferred Compensation Plan.

Ronald J. Mittelstaedt, Chief Executive Officer and Chairman

	Termination for Cause or by Employee Without Good Reason Not Subject to Optional Restricted Period	Termination for Cause or by Employee Without Good Reason Subject to Optional Restricted Period	Termination Without Cause, on Disability or by Employee For Good Reason Not Subject to Optional Restricted Period	Termination Without Cause, on Disability or by Employee For Good Reason Subject to Optional Restricted Period	Termination on Death	Termination in Connection with Change in Control
Base Salary	$—(1)	$—(1)	$—(5)	$—(5)	$—(5)	$—(5)
Bonus	—(2)	—(2)	—(6)	—(6)	—(6)	—(6)
Severance Payment	—	7,000,000(4)	7,562,659(7)	14,562,659(9)	7,562,659(7)	7,562,659(7)
Unvested Stock Options, Restricted Stock Units and Other Equity in Company	—(3)	—(3)	7,638,400(8)	7,638,400(8)	7,638,400(8)	7,638,400(10)
TOTAL	$—	$7,000,000	$15,201,059	$22,201,059	$15,201,059	$15,201,059

(1)	Reflects the employee’s base salary to the date of termination, paid in a lump sum, which is assumed to have been paid in full.
(2)	Employee will forfeit his bonus for the year in which such a termination occurs.
(3)	All of employee’s unvested options, RSUs and other equity relating to the capital stock of the company will be forfeited upon such a termination.
(4)	Reflects the payment owed pursuant to the CEO Separation Benefits Plan if the company determines, in its discretion, to extend the post-termination restrictive covenant period from 12 months to 24 months after his termination of employment.
(5)	Reflects that, in lieu of the employee’s base salary, the employee will receive a lump sum payment pursuant to the terms of the CEO Separation Benefits Plan, payable within 60 days of the date of termination.
(6)	Reflects that, in lieu of the employee’s bonus, the employee will receive a lump sum payment pursuant to the terms of the CEO Separation Benefits Plan payable within 60 days of the date of termination.
(7)	Reflects the sum of: (i) $7,500,000 and (ii) the employee’s Health Insurance Benefit.
(8)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. The exercisability of any such equity-based award, together with all vested equity-based awards held by the employee, will be extended to the earlier of the expiration of the term of such equity-based award or the fifth anniversary of the date of termination. No value for the extension was included since Mr. Mittelstaedt does not currently hold any options. For PSUs, the employee will receive pro-rata vesting based on the total months worked during the three-year performance period, payable at the end of the three-year period based on our achievement of the performance goals. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.
(9)	Reflects the sum of: (i) $7,500,000, (ii) the employee’s Health Insurance Benefit, and (iii) the payment owed pursuant to the CEO Separation Benefits Plan if the company determines, in its discretion, to extend the post-termination restrictive covenant period from 12 months to 24 months after his termination of employment.
(10)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. Pursuant to the grant agreements under our Third Amended and Restated 2004 Equity Incentive Plan and our 2014 Incentive Award Plan and Mr. Mittelstaedt’s amended CEO Separation Benefits Plan, immediately upon a termination following a change in control, outstanding but unvested RSUs shall automatically vest in full, and the shares subject to those vested RSUs shall be issued. Pursuant to the grant agreements under our 2014 Incentive Award Plan and Mr. Mittelstaedt’s amended CEO Separation Benefits Plan, upon a termination following a change in control, (i) if the PSUs are assumed or substituted by the acquiror in a change of control and the employee’s employment is involuntarily terminated within the 24-month period following the change of control, or (ii) the PSUs are not assumed or substituted in a change of control, then the vesting of the PSUs will be accelerated, based on the greater of the target level award opportunity or the actual performance through the most recent completed year prior to the change of control or the date of termination of employment, payable within 60 days of the change of control or the date of termination of employment. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.

Worthing F. Jackman, Executive Vice President and Chief Financial Officer

	Termination for Cause	Termination Without Cause	Termination on Disability	Termination on Death	Termination by Employee For Good Reason	Termination by Employee Without Good Reason	Termination in Connection with Change in Control
Base Salary	$—(1)	$—(4)	$1,537,500(8)	$—(10)	$—(4)	$—(1)	$—(10)
Bonus	—(2)	—(5)	384,375(9)	—(11)	—(5)	—(2)	—(11)
Severance Payment	—	3,300,000(6)	—	3,300,000(12)	3,300,000(6)	—	3,300,000(12)
Unvested Stock Options, Restricted Stock Units and Other Equity in Company	—(3)	3,118,326(7)	3,118,326(7)	3,118,326(7)	3,118,326(7)	—(3)	3,118,326(13)
TOTAL	$—	$6,418,326	$5,040,201	$6,418,326	$6,418,326	$—	$6,418,326

(1)	Reflects the employee’s base salary to the date of termination, paid in a lump sum, which is assumed to have been paid in full.
(2)	Employee will forfeit his bonus for the year in which such a termination occurs.
(3)	All of employee’s unvested options, RSUs and other equity relating to the capital stock of the company will be forfeited upon such a termination.
(4)	Reflects that, in lieu of the employee’s base salary, the employee will receive payments pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. See footnote (6) for payment terms.
(5)	Reflects that, in lieu of the employee’s bonus, the employee will receive payments pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. See footnote (6) for payment terms.
(6)	Reflects the amount the employee is entitled to receive pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. This amount will be paid as follows: one-third on date of termination and, provided employee has complied with the non-competition and non-solicitation provisions of the NEO Separation Benefits Plan, one-third on each of the first and second anniversaries of the date of termination.
(7)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. The exercisability of any such equity-based award, together with all vested equity-based awards held by the employee, will be extended to the earlier of the expiration of the term of such equity-based award or the third anniversary of the date of termination. No value for the extension was included since Mr. Jackman does not currently hold any options. For PSUs, the employee will receive pro-rata vesting based on the total months worked during the three-year performance period, payable at the end of the three-year period based on our achievement of the performance goals. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.
(8)	Reflects base salary payable to the employee through the end of the term of the NEO Separation Benefits Plan, which is extended by one year on each anniversary of the NEO Separation Benefits Plan, thus extending the term to three years. The term of the NEO Separation Benefits Plan currently expires on February 12, 2019. See footnote (6) for payment terms.
(9)	Reflects the pro-rated portion of the target bonus available to the employee pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement for the year in which the termination occurs, which is 75% of his base salary at the time of termination. See footnote (6) for payment terms.
(10)	Reflects that, in lieu of the employee’s base salary, the employee or his estate, as applicable, will receive a lump sum payment pursuant to the terms of the NEO Separation Benefits Plan. See footnote (12) for payment terms.
(11)	Reflects that, in lieu of the employee’s bonus, the employee or his estate, as applicable, will receive a lump sum payment pursuant to the terms of the NEO Separation Benefits Plan. See footnote (12) for payment terms.
(12)	Reflects the lump sum amount the employee or his estate, as applicable, is entitled to receive pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. This amount will be paid within 60 days of the date of death or termination, as applicable.
(13)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. Pursuant to the grant agreements under our Third Amended and Restated 2004 Equity Incentive Plan and our 2014 Incentive Award Plan, immediately upon a change in control, outstanding but unvested RSUs shall automatically vest in full, and the shares subject to those vested RSUs shall be issued. Pursuant to the grant agreements under our 2014 Incentive Award Plan, upon a change in control, (i) if the PSUs are assumed or substituted by the acquiror in a change of control and the employee’s employment is involuntarily terminated within the 24-month period following the change of control, or (ii) the PSUs are not assumed or substituted in a change of control, then the vesting of the PSUs will be accelerated, based on the greater of the target level award opportunity or the actual performance through the most recent completed year prior to the change of control or the date of termination of employment, payable within 60 days of the change of control or the date of termination of employment. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.

Steven F. Bouck, President

	Termination for Cause	Termination Without Cause	Termination on Disability	Termination on Death	Termination by Employee For Good Reason	Termination by Employee Without Good Reason	Termination in Connection with Change in Control
Base Salary	$—(1)	$—(4)	$1,866,000(8)	$—(10)	$—(4)	$—(1)	$—(10)
Bonus	—(2)	—(5)	466,500(9)	—(11)	—(5)	—(2)	—(11)
Severance Payment	—	3,900,000(6)	—	3,900,000(12)	3,900,000(6)	—	3,900,000(12)
Unvested Stock Options, Restricted Stock Units and Other Equity in Company	—(3)	3,714,755(7)	3,714,755(7)	3,714,755(7)	3,714,755(7)	—(3)	3,714,755(13)
TOTAL	$—	$7,614,755	$6,047,255	$7,614,755	$7,614,755	$—	$7,614,755

(1)	Reflects the employee’s base salary to the date of termination, paid in a lump sum, which is assumed to have been paid in full.
(2)	Employee will forfeit his bonus for the year in which such a termination occurs.
(3)	All of employee’s unvested options, RSUs and other equity relating to the capital stock of the company will be forfeited upon such a termination.
(4)	Reflects that, in lieu of the employee’s base salary, the employee will receive payments pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. See footnote (6) for payment terms.
(5)	Reflects that, in lieu of the employee’s bonus, the employee will receive payments pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. See footnote (6) for payment terms.
(6)	Reflects the amount the employee is entitled to receive pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. This amount will be paid as follows: one-third on date of termination and, provided employee has complied with the non-competition and non-solicitation provisions of the NEO Separation Benefits Plan, one-third on each of the first and second anniversaries of the date of termination.
(7)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. The exercisability of any such equity-based award, together with all vested equity-based awards held by the employee, will be extended to the earlier of the expiration of the term of such equity-based award or the third anniversary of the date of termination. No value for the extension was included since Mr. Bouck does not currently hold any options. For PSUs, the employee will receive pro-rata vesting based on the total months worked during the three-year performance period, payable at the end of the three-year period based on our achievement of the performance goals. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.
(8)	Reflects base salary payable to the employee through the end of the term of the NEO Separation Benefits Plan, which is extended by one year on each anniversary of the NEO Separation Benefits Plan, thus extending the term to three years. The term of the NEO Separation Benefits Plan currently expires on February 12, 2019. See footnote (6) for payment terms.
(9)	Reflects the pro-rated portion of the target bonus available to the employee pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement for the year in which the termination occurs, which is 75% of his base salary at the time of termination. See footnote (6) for payment terms.
(10)	Reflects that, in lieu of the employee’s base salary, the employee or his estate, as applicable, will receive a lump sum payment pursuant to the terms of the NEO Separation Benefits Plan. See footnote (12) for payment terms.
(11)	Reflects that, in lieu of the employee’s bonus, the employee or his estate, as applicable, will receive a lump sum payment pursuant to the terms of the NEO Separation Benefits Plan. See footnote (12) for payment terms.
(12)	Reflects the lump sum amount the employee or his estate, as applicable, is entitled to receive pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. This amount will be paid within 60 days of the date of death or termination, as applicable.
(13)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. Pursuant to the grant agreements under our Third Amended and Restated 2004 Equity Incentive Plan and our 2014 Incentive Award Plan, immediately upon a change in control, outstanding but unvested RSUs shall automatically vest in full, and the shares subject to those vested RSUs shall be issued. Pursuant to the grant agreements under our 2014 Incentive Award Plan, upon a change in control, (i) if the PSUs are assumed or substituted by the acquiror in a change of control and the employee’s employment is involuntarily terminated within the 24-month period following the change of control, or (ii) the PSUs are not assumed or substituted in a change of control, then the vesting of the PSUs will be accelerated, based on the greater of the target level award opportunity or the actual performance through the most recent completed year prior to the change of control or the date of termination of employment, payable within 60 days of the change of control or the date of termination of employment. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.

Darrell W. Chambliss, Executive Vice President and Chief Operating Officer

	Termination for Cause	Termination Without Cause	Termination on Disability	Termination on Death	Termination by Employee For Good Reason	Termination by Employee Without Good Reason	Termination in Connection with Change in Control
Base Salary	$—(1)	$—(4)	$1,402,200(8)	$—(10)	$—(4)	$—(1)	$—(10)
Bonus	—(2)	—(5)	350,550(9)	—(11)	—(5)	—(2)	—(11)
Severance Payment	—	3,300,000(6)	—	3,300,000(12)	3,300,000(6)	—	3,300,000(12)
Unvested Stock Options, Restricted Stock Units and Other Equity in Company	—(3)	2,810,424(7)	2,810,424(7)	2,810,424(7)	2,810,424(7)	—(3)	2,810,424(13)
TOTAL	$—	$6,110,424	$4,563,174	$6,110,424	$6,110,424	$—	$6,110,424

(1)	Reflects the employee’s base salary to the date of termination, paid in a lump sum, which is assumed to have been paid in full.
(2)	Employee will forfeit his bonus for the year in which such a termination occurs.
(3)	All of employee’s unvested options, RSUs and other equity relating to the capital stock of the company will be forfeited upon such a termination.
(4)	Reflects that, in lieu of the employee’s base salary, the employee will receive payments pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. See footnote (6) for payment terms.
(5)	Reflects that, in lieu of the employee’s bonus, the employee will receive payments pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. See footnote (6) for payment terms.
(6)	Reflects the amount the employee is entitled to receive pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. This amount will be paid as follows: one-third on date of termination and, provided employee has complied with the non-competition and non-solicitation provisions of the NEO Separation Benefits Plan, one-third on each of the first and second anniversaries of the date of termination.
(7)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. The exercisability of any such equity-based award, together with all vested equity-based awards held by the employee, will be extended to the earlier of the expiration of the term of such equity-based award or the third anniversary of the date of termination. No value for the extension was included since Mr. Chambliss does not currently hold any options. For PSUs, the employee will receive pro-rata vesting based on the total months worked during the three-year performance period, payable at the end of the three-year period based on our achievement of the performance goals. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.
(8)	Reflects base salary payable to the employee through the end of the term of the NEO Separation Benefits Plan, which is extended by one year on each anniversary of the NEO Separation Benefits Plan, thus extending the term to three years. The term of the NEO Separation Benefits Plan currently expires on February 12, 2019. See footnote (6) for payment terms.
(9)	Reflects the pro-rated portion of the target bonus available to the employee pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement for the year in which the termination occurs, which is 75% of his base salary at the time of termination. See footnote (6) for payment terms.
(10)	Reflects that, in lieu of the employee’s base salary, the employee or his estate, as applicable, will receive a lump sum payment pursuant to the terms of the NEO Separation Benefits Plan. See footnote (12) for payment terms.
(11)	Reflects that, in lieu of the employee’s bonus, the employee or his estate, as applicable, will receive a lump sum payment pursuant to the terms of the NEO Separation Benefits Plan. See footnote (12) for payment terms.
(12)	Reflects the lump sum amount the employee or his estate, as applicable, is entitled to receive pursuant to the terms of the NEO Separation Benefits Plan and his related participation letter agreement. This amount will be paid within 60 days of the date of death or termination, as applicable.
(13)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. Pursuant to the grant agreements under our Third Amended and Restated 2004 Equity Incentive Plan and our 2014 Incentive Award Plan, immediately upon a change in control, outstanding but unvested RSUs shall automatically vest in full, and the shares subject to those vested RSUs shall be issued. Pursuant to the grant agreements under our 2014 Incentive Award Plan, upon a change in control, (i) if the PSUs are assumed or substituted by the acquiror in a change of control and the employee’s employment is involuntarily terminated within the 24-month period following the change of control, or (ii) the PSUs are not assumed or substituted in a change of control, then the vesting of the PSUs will be accelerated, based on the greater of the target level award opportunity or the actual performance through the most recent completed year prior to the change of control or the date of termination of employment, payable within 60 days of the change of control or the date of termination of employment. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.

Patrick J. Shea, Senior Vice President, General Counsel and Secretary

	Termination for Cause	Termination Without Cause	Termination on Disability	Termination on Death	Termination by Employee	Termination in Connection with Change in Control
Base Salary	$—(1)	$370,000	$370,000	$370,000	$—(1)	$370,000
Bonus	—(2)	185,000	185,000	185,000	—(2)	185,000
Severance Payment	—	32,694(4)	17,694(5)	17,694(5)	—	32,694(4)
Unvested Stock Options, Restricted Stock Units and Other Equity in Company	—(3)	1,588,393(6)	1,588,393(6)	1,588,393(6)	—(3)	1,588,393(7)
TOTAL	$—	$2,176,087	$2,161,087	$2,161,087	$—	$2,176,087

(1)	Reflects the employee’s base salary to the date of termination, paid in a lump sum, which is assumed to have been paid in full.
(2)	Employee will forfeit his bonus for the year in which such a termination occurs.
(3)	All of employee’s unvested options, RSUs and other equity relating to the capital stock of the company will be forfeited upon such a termination.
(4)	Reflects an amount equal to (i) the company’s portion (but not Mr. Shea’s portion) of the cost of medical, dental and other health plan insurance for Mr. Shea, his wife and children at the rate in effect on the date of termination for a period of one year from the date of termination; and (ii) Mr. Shea’s expenses, up to $15,000, associated with career counseling and resume development.
(5)	Reflects an amount equal to the company’s portion (but not Mr. Shea’s portion) of the cost of medical, dental and other health plan insurance for Mr. Shea, his wife and children at the rate in effect on the date of termination for a period of one year from the date of termination.
(6)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. The exercisability of any such equity-based award, together with all vested equity-based awards held by the employee, will be extended to the earlier of (A) the expiration of the term of such options and rights or (B) the first anniversary of the date of termination. No value for the extension was included since Mr. Shea does not currently hold any options. For PSUs, the employee will receive pro-rata vesting based on the total months worked during the three-year performance period, payable at the end of the three-year period based on our achievement of the performance goals. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.
(7)	Reflects the immediate vesting of all of employee’s outstanding but unvested stock options, RSUs and other rights related to the company’s capital stock (other than PSUs) as of the date of termination. Pursuant to the grant agreements under our Third Amended and Restated 2004 Equity Incentive Plan and our 2014 Incentive Award Plan, immediately upon a change in control, outstanding but unvested RSUs shall automatically vest in full, and the shares subject to those vested RSUs shall be issued. Pursuant to the grant agreements under our 2014 Incentive Award Plan, upon a change in control, (i) if the PSUs are assumed or substituted by the acquiror in a change of control and the employee’s employment is involuntarily terminated within the 24-month period following the change of control, or (ii) the PSUs are not assumed or substituted in a change of control, then the vesting of the PSUs will be accelerated, based on the greater of the target level award opportunity or the actual performance through the most recent completed year prior to the change of control or the date of termination of employment, payable within 60 days of the change of control or the date of termination of employment. In valuing the PSUs, the targeted potential number of shares for such grants has been assumed.

DIRECTOR COMPENSATION

Compensation of Non-Employee Directors for Fiscal Year 2015

The following table provides compensation information for the year ended December 31, 2015, for each non-employee member of our Board of Directors. Directors who are officers or employees of Waste Connections do not currently receive any compensation as directors or for attending meetings of the Board of Directors or its committees.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Robert H. Davis	60,000	159,950	219,950
Edward E. “Ned” Guillet	65,000	159,950	224,950
Michael W. Harlan	75,000	159,950	234,950
William J. Razzouk	70,000	159,950	229,950

(1)	In February 2015, each of our non-employee directors received an annual grant of 3,442 RSUs with a grant date fair value of $159,950, as shown in the “Stock Awards” column. The RSUs granted in February 2015 were granted under our 2014 Incentive Award Plan. Amounts shown do not reflect compensation actually received by the director. Instead, the amount shown for each non-employee director is the grant date fair value of the 2015 awards computed in accordance with generally accepted accounting principles, excluding estimates of forfeitures related to service-based vesting conditions. A discussion of the valuation of stock awards is set forth under Note 1 of the Notes to Consolidated Financial Statements included in our Original 10-K.

The table below shows the aggregate numbers of unvested stock awards (in the form of RSUs) outstanding for each non-employee director as of December 31, 2015.

Name	Aggregate Stock Awards Outstanding as of December 31, 2015 (#)
Robert H. Davis	1,721
Edward E. “Ned” Guillet	1,721
Michael W. Harlan	1,721
William J. Razzouk	1,721

In 2015, each non-employee director received a basic monthly cash retainer of $5,000. Committee chairs received the following additional cash compensation, in addition to their monthly retainers: Audit Committee Chair – $1,250, Compensation Committee Chair – $833.33, and Nominating and Corporate Governance Committee Chair – $416.67. Effective January 1, 2016, the retainer paid to outside directors was increased by a monthly amount of $625 for each committee an outside director sits on.

The monthly cash retainer is intended to compensate non-employee directors for participation in Board and committee meetings and for incidental participation in company affairs between meetings. Each Board member is also eligible for reimbursement of reasonable expenses incurred in attending meetings.

We grant each non-employee director annual RSU awards with a targeted value of approximately $150,000. On February 12, 2015, we granted each non-employee director 3,442 RSUs under our 2014 Incentive Award Plan and no options. The RSUs vested in two equal installments on the February 12, 2015 grant date and on the first anniversary of the grant date, subject to the director continuing to provide services to the company through the vesting date.

Non-Employee Directors’ Equity Ownership

Non-employee directors of the company are required to hold shares of the company’s common stock having a market value of at least $300,000. Non-employee directors have five years from the fiscal year-end following initial election to the Board to accumulate the stock ownership prescribed by the guidelines.  For purposes of the calculation, shares deemed “beneficially owned” by the non-employee directors within the meaning of the rules of the SEC, as well as shares of restricted stock or RSUs subject to time-based vesting held by the non-employee director, and vested or time-based unvested RSUs or resulting shares deposited into a deferred compensation plan or arrangement, are included in the calculation of the amount of such individual’s ownership.  As of the date of this filing, all of our non-employee directors exceeded the requirements of our stock ownership guidelines.

Compensation Committee Interlocks and Insider Participation

In 2015, the Compensation Committee of our Board of Directors consisted of Messrs. Razzouk, Harlan and Guillet. None of our executive officers served as a director or member of the compensation committee of another entity which had an executive officer that served as a director of our company or a member of our Compensation Committee. In addition, there are no other such potential Compensation Committee interlocks.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plans

The following is a summary of all of our equity compensation plans and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2015.

	(a)	(b)	(c)
Equity Compensation Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted-average exercise price of outstanding warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Approved by stockholders(1)	1,442,296(2)	$51.38(3)	2,488,023(4)
Not approved by stockholders(6)	56,201(5)	$31.90	—(5)
Total	1,498,497	$45.85(3)	2,488,023

(1)	Consists of: (a) 2014 Incentive Award Plan; and (b) the Third Amended and Restated 2004 Equity Incentive Plan.

(2)	Includes an aggregate of 1,300,714 RSUs.

(3)	Excludes RSUs.

(4)	The remaining 2,488,023 shares reserved for issuance under the 2014 Incentive Award Plan will be issuable upon the exercise of future stock option grants or pursuant to future restricted stock or RSU awards that vest upon the attainment of prescribed performance milestones or the completion of designated service periods. The Board of Directors unanimously adopted resolutions in 2014 approving the reduction of the shares available for future issuance under the Third Amended and Restated 2004 Equity Incentive Plan to zero, and as a result no further awards will be granted under the Third Amended and Restated 2004 Equity Incentive Plan.

(5)	While warrants granted under the 2002 Consultant Incentive Plan remain outstanding, the term of the plan expired in 2012, and as a result, no further awards may be granted under the plan.

(6)	Consists of the 2002 Consultant Incentive Plan summarized below.

The material features of our 2002 Consultant Incentive Plan, which was not approved by stockholders, are described below.

2002 Consultant Incentive Plan

In 2002, our Board of Directors authorized the 2002 Consultant Incentive Plan, under which warrants to purchase our common stock were issuable to certain of our consultants. Warrants awarded under the Consultant Incentive Plan are subject to a vesting schedule set forth in each warrant agreement. Historically, warrants issued have been fully vested and exercisable at the date of grant. The Compensation Committee currently administers the 2002 Consultant Incentive Plan. All warrants granted under the plan have purchase prices per share at least equal to the fair market value of the underlying common stock on the date of grant. While warrants granted under plan remain outstanding, the term of the plan expired in 2012, and as a result no further awards may be granted under the plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth information known to Waste Connections concerning the shares of Waste Connections common stock beneficially owned by entities that have reported beneficial ownership of greater than five percent, based on filings made on or prior to April 28, 2016.

Name of Beneficial Owner	Number of Outstanding Shares of Common Stock Beneficially Owned(1)	Percent of Class
T. Rowe Price Associates, Inc.(2)	13,695,210	11.1%
The Vanguard Group(3)	8,372,355	6.8%
BlackRock, Inc.(4)	8,257,050	6.7%
JPMorgan Chase & Co.(5)	6,337,282	5.1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In general, a person who has voting power and/or investment power with respect to securities is treated as the beneficial owner of those securities. Except as otherwise indicated by footnote, Waste Connections believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock shown.

(2)	The share ownership of T. Rowe Price Associates, Inc. is based on a Schedule 13G/A filed with the SEC on February 12, 2016. T. Rowe Price Associates has sole voting power with respect to 3,312,273 shares of common stock and sole dispositive power with respect to 13,695,210 shares of common stock. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

(3)	The share ownership of The Vanguard Group is based on a Schedule 13G/A filed with the SEC on February 11, 2016. The Vanguard Group has sole voting power with respect to 88,414 shares of common stock and sole dispositive power with respect to 8,285,191 shares of common stock. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

(4)	The share ownership of BlackRock, Inc. is based on a Schedule 13G/A filed with the SEC on January 27, 2016. BlackRock, Inc. has sole voting power with respect to 7,809,510 shares of common stock and sole dispositive power with respect to 8,257,050 shares of common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10022.

(5)	The share ownership of JPMorgan Chase & Co. is based on a Schedule 13G filed with the SEC on February 1, 2016. JPMorgan Chase & Co. has sole voting power with respect to 5,459,250 shares of common stock and sole dispositive power with respect to 6,255,721 shares of common stock. The address of JPMorgan Chase & Co. is 270 Park Ave, New York, New York 10017.

Security Ownership of Management.

The following table sets forth information known to Waste Connections concerning shares of Waste Connections common stock beneficially owned, as of April 28, 2016, by (i) each current Waste Connections director; (ii) each current Waste Connections named executive officer; and (iii) all Waste Connections executive officers and directors as a group. Except as otherwise indicated in the footnotes to the table below, and subject to applicable community property laws, Waste Connections believes that the beneficial owners of the common stock, based on information furnished by such owners, have sole investment power and voting power with respect to such shares.

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Vested Restricted Stock Units Held Under Nonqualified Deferred Compensation Plan(3)	Total
Ronald J. Mittelstaedt	58,889(4)	114,340	173,229
Steven F. Bouck	193,604	—	193,604
Darrell W. Chambliss	82,416	25,060	107,476
Worthing F. Jackman	62,447	16,618	79,065
Edward E. “Ned” Guillet	53,033	—	53,033
Michael W. Harlan	29,745	—	29,745
Patrick J. Shea	23,455	—	23,455
William J. Razzouk	15,449	—	15,449
Robert H. Davis	8,295	—	8,295
All executive officers and directors as a group (20 persons)	663,062	156,018	819,080

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. In general, a person who has voting power and/or investment power with respect to securities is treated as the beneficial owner of those securities. Except as otherwise indicated by footnote, Waste Connections believes that the persons named in this table have sole voting and investment power with respect to the shares of common stock shown.

(2)	Shares of common stock subject to options and/or warrants currently exercisable or exercisable within 60 days after March 1, 2016, shares of common stock into which convertible securities are convertible within 60 days after March 1, 2016, and shares which will become issuable within 60 days after March 1, 2016, pursuant to outstanding RSUs count as outstanding for computing the percentage beneficially owned by the person holding such options, warrants, convertible securities and RSUs, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Executive officers, in years prior to 2015, were able to voluntarily defer receipt of RSU grants under Waste Connections’ Nonqualified Deferred Compensation Plan. The RSUs held under Waste Connections’ Nonqualified Deferred Compensation Plan are not considered common stock that is beneficially owned for SEC disclosure purposes. Waste Connections has included them in this table because they are similar to or track its common stock, they ultimately are settled in common stock, and they represent an investment risk in the performance of its common stock.

(4)	Includes 58,889 shares of common stock held by Mittelstaedt Enterprises, L.P., of which Mr. Mittelstaedt is a limited partner. Excludes 3,524 shares of common stock held by the Mittelstaedt Irrevocable Trust dated 6/18/97 and 39,688 shares of common stock held by RDM Positive Impact Foundation as to which Mr. Mittelstaedt disclaims beneficial ownership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

2015 Related Party Transactions

Since January 20, 2005, Namen Chambliss has held the position of Network Manager for the company. Mr. N. Chambliss is the brother of Darrell Chambliss, our Executive Vice President and Chief Operating Officer. Previously, Mr. N. Chambliss held the position of Systems Operations Supervisor for the Eastern Region, and was based in our regional office in Tennessee. The total salary and incentive compensation we paid to Mr. N. Chambliss in 2015 was $139,863. In addition, Mr. N. Chambliss had $33,010 of RSUs vest in 2015. In 2015, we granted Mr. N. Chambliss 600 RSUs. The units were granted on the same general terms and conditions as units granted to other employees at the same management level. As Network Manager, Mr. N. Chambliss’ annual salary is $116,000 as of January 22, 2016.

Since January 2, 2008, Michelle Little has held the position of Director of Accounting for the company. Mrs. Little is the spouse of James Little, our Senior Vice President – Engineering and Disposal. The total salary and incentive compensation we paid to Mrs. Little in 2015 was $199,231. In addition, Mrs. Little had $70,109 of RSUs vest in 2015. In 2015, we granted Mrs. Little 1,000 RSUs. The units were granted on the same general terms and conditions as units granted to other employees at the same management level. As Director of Accounting, Mrs. Little’s annual salary is $205,000.12 as of February 1, 2016.

Review, Approval or Ratification of Transactions with Related Persons

The charter of our Board of Directors’ Nominating and Corporate Governance Committee provides that among the Committee’s responsibilities is the review and approval of any material transaction between us and any of our directors or executive officers or any entity affiliated with such a person, including assessing whether the transaction is fair and in our interests, why we should enter into it with a related rather than an unrelated party, and whether public disclosure is required.

In addition, the Nominating and Corporate Governance Committee developed and the Board of Directors approved our Corporate Governance Guidelines and our Code of Conduct and Ethics, including a Code of Ethics for the Chief Executive Officer and Senior Financial Officers, as required by Section 406 of the Sarbanes-Oxley Act. The Committee reviews the Guidelines and Code on an annual basis, or more frequently if appropriate, and recommends to the Board of Directors changes as necessary.

In addressing conflicts of interest, the Code provides that no officer, director or employee may be subject to influences, interests or relationships that conflict with the best interests of the company. It states that a conflict of interest exists when a person is in a position to influence a decision that may personally benefit that person or a person he or she is related to by blood or marriage as a result of the company’s business dealings. The Code provides that each officer, director and employee of the company must avoid any investment, interest or association that interferes or might interfere with that person’s independent exercise of judgment in the company’s best interests, and that service to the company should never be subordinated to personal gain or advantage.

In an effort to help avoid these and other conflicts of interest, the Code sets forth certain rules the company has adopted, including rules that prohibit: (a) officers, directors or any employees who buy or sell goods or services or have responsibility connected to buying and selling for or on behalf of the company and members of their respective families from having certain economic interests in business concerns that transact business with the company or are in competition with it; (b) officers, directors or employees or members of their respective families from giving or accepting certain gifts to or from any person soliciting or doing business with the company; (c) officers of the company from serving as a director of any other company that is organized for profit without the written approval of the Nominating and Corporate Governance Committee; and (d) officers, directors or employees from having any material interest in a business that deprives the company of any business opportunity or is in any way detrimental to the company.

Each officer and director must report all actual or potential conflicts of interest to the Nominating and Corporate Governance Committee. Directors must also comply with the conflict provisions relating to directors set forth in our Corporate Governance Guidelines. The Nominating and Corporate Governance Committee will resolve all conflicts of interest involving officers or directors. If a conflict involves a member of the Nominating and Corporate Governance Committee, that committee will resolve the conflict only if there are two disinterested directors remaining on that committee. Otherwise, the matter will be resolved by the entire Board of Directors. If a significant conflict exists involving a director that cannot be resolved and cannot be waived, the director must resign.

The Nominating and Corporate Governance Committee has the sole authority to waive provisions of our Code of Conduct and Ethics with respect to executive officers and directors in specific circumstances where it determines that such waiver is appropriate, subject to compliance with applicable laws and regulations. Any such waivers will be promptly disclosed to our stockholders to the extent required by applicable laws and regulations.

On August 30, 2013, Mr. Harlan was appointed to the board of directors of Travis Acquisition, LLC, the parent of Travis Body & Trailer, Inc., a private company from which Waste Connections has purchased, and expects to continue to purchase in the future, an immaterial amount of equipment. In connection with his appointment, Mr. Harlan made an equity investment in Travis Acquisition, LLC. On August 29, 2013, after due consideration of the immaterial nature of the potential conflicts of interest that may be presented by Mr. Harlan’s relationships with Travis Body & Trailer, Inc., the Nominating and Corporate Governance Committee of the Board of Directors of Waste Connections waived the application of Section 1 of Waste Connections’ Code of Conduct and Ethics with respect to Mr. Harlan’s service on the board of directors of Travis Acquisition, LLC and his ownership of an equity interest in Travis Acquisition, LLC, not to exceed five percent. In 2015, Waste Connections purchased approximately $202,600 of equipment from Travis Body & Trailer, Inc. Mr. Harlan had an indirect interest in this transaction commensurate with his ownership interest in Travis Acquisition, LLC.

Mr. Harlan also serves as the Chairman of the Board of Directors and Chief Executive Officer of, and owns an equity interest in, Principal Environmental, LLC, doing business as Principle Energy Services (“PES”), a private equity-backed oilfield services company. PES provides engineered noise mitigation solutions for oil and natural gas drilling, completions and production and operates in five states and serves a wide range of customers from small, independent exploration companies to the major oil and gas companies. Waste Connections’ subsidiary, R360 Permian Basin, LLC (“R360”), operates a facility in Halfway, New Mexico, where a permit condition for a salt water disposal well R360 drilled in 2015 required R360 to use noise abatement technology, such as an acoustical curtain, while drilling the well. R360 hired PES to provide the noise abatement services at R360’s site, which services Waste Connections cost approximately $120,000. Mr. Harlan had an indirect interest in this transaction commensurate with his ownership interest in Travis Acquisition, LLC. On April 16, 2015, after due consideration of the immaterial nature of the potential conflicts of interest that may be presented by Mr. Harlan’s relationships with PES, the Nominating and Corporate Governance Committee of the Board of Directors of Waste Connections waived the application of Section 1 of Waste Connections’ Code of Conduct and Ethics with respect to the potential transaction between PES and R360.

Director Independence; Lead Independent Director

The Board of Directors has determined that each of Messrs. Davis, Guillet, Harlan and Razzouk is “independent” within the meaning of the standards set forth in our Corporate Governance Guidelines. Messrs. Davis, Harlan and Razzouk together make up the Board’s Audit Committee. Messrs. Guillet, Harlan and Razzouk together make up the Board’s Compensation Committee. Messrs. Davis, Guillet and Razzouk together make up the Board’s Nominating and Corporate Governance Committee.

The Board selects its Chairman and the company’s Chief Executive Officer in any way it considers to be in the best interest of the company. The Board has determined that its stockholders are best served by having Ronald J. Mittelstaedt, the company’s founder and current Chief Executive Officer, also serve as Chairman of the Board. Mr. Mittelstaedt has held the positions of Chairman of the Board and Chief Executive Officer since January 1998.

In the event that Mr. Mittelstaedt no longer serves as both Chairman and Chief Executive Officer, it is the Board’s policy that the positions of Chairman and Chief Executive Officer be held by separate persons.

To ensure the strength and independence of the Board, the independent, non-employee directors typically meet in an executive session, without management, at each of our five regularly scheduled Board of Directors meetings. Furthermore, when the Chairman is an affiliated director or a member of the company’s management, or when the independent directors determine that it is in the best interests of the company, the independent directors will appoint from among themselves a lead independent director. The Board has designated the chairman of the Audit Committee, currently Mr. Harlan, as the Board’s lead independent director. In addition to his other duties as a director and member of committees, the lead independent director:

•	Presides at all meetings of the Board at which the Chairman is not present;

•	Has the authority to call meetings of non-employee directors;

•	Presides over each meeting of non-employee directors;

•	Helps facilitate communication between the Chairman/CEO and the non-employee directors;

•	Advises with respect to the Board’s agenda; and

•	If requested by major stockholders, ensures his availability for direct communication.

If the Chairman of the Board is an independent director, then the duties for the lead independent director described above shall be part of the duties of the Chairman. As set forth in our Corporate Governance Guidelines, a majority of the members of our Board of Directors must be independent. For a director to be considered independent, the Board of Directors must determine that the director is “independent” within the meaning of the New York Stock Exchange listing standards. In addition, for a director to be considered independent, the Board of Directors must determine that the director has no material relationship with the company, either directly or indirectly as a partner, stockholder or officer of an organization that has a relationship with the company. No director who is a former employee of the company, is a former employee or affiliate of any current auditor of the company or its subsidiaries, is a part of an interlocking directorate in which any executive officer of the company serves on the compensation committee of another company that concurrently employs such director or has an immediate family member in any of the foregoing categories, can be independent until three years after such employment, affiliation or relationship has ceased.

The Board of Directors reviews all commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships of each director to assess whether any of them is a material relationship so as to impair that director’s independence. A “material relationship” means a direct or indirect commercial, industrial, banking, consulting, legal, accounting, charitable or familial relationship that is reasonably likely to affect the independent and objective judgment of the director in question, provided that the direct or indirect ownership of any amount of our stock is not deemed to constitute a material relationship. The following commercial or charitable relationships are not considered to be material relationships that would impair a director’s independence: if a director of Waste Connections (a) is also an executive officer of another company that does business with Waste Connections and the annual sales to, or purchases from, Waste Connections are less than the greater of $1 million or two percent of the annual revenue of that other company; (b) is an executive officer of another company that is indebted to Waste Connections, or to which Waste Connections is indebted, and the total amount of either company’s indebtedness to the other is less than one percent of the total consolidated assets of that other company; or (c) serves as an officer, director or trustee of a charitable organization, and Waste Connections’ discretionary charitable contributions to that organization are less than one percent of that organization’s total annual receipts. The Board of Directors reviews annually whether its members satisfy these categorical independence tests before any non-employee member stands for reelection to the Board of Directors.

All relationships not covered by the preceding paragraph are reviewed by the directors who satisfy the independence tests set forth above to determine whether they are material so as to impair a director’s independence. If the Board of Directors determines that any relationship is immaterial even though it does not meet the categorical tests for immateriality set forth above, we will explain in our next proxy statement the basis for the Board of Director’s determination.

In October 2008, Mr. Davis, after informing the Board of Directors, joined the external advisory board of the Global Waste Research Institute, or the GWRI. The GWRI, of which Mr. Davis is a conceptual founder, was developed in conjunction with California Polytechnic State University, San Luis Obispo. The GWRI’s mission is to advance state-of-the-art research and development of sustainable technologies and practices to more effectively manage existing and emerging wastes and byproducts. Also in October 2008, Waste Connections agreed to make gifts to the GWRI totaling up to $1,000,000 over nine years ($100,000 of which was paid in 2015), subject to certain conditions. Based on information provided to the Board of Directors by Mr. Davis, these gifts will initially constitute more than one percent of the total annual receipts of GWRI, which caused the relationship to fall outside the criteria of the independence tests set forth above and required the Board of Directors to review and decide whether to approve Mr. Davis’ involvement with the GWRI. After a review of the relevant facts and the mission of the GWRI, the Board of Directors determined that Mr. Davis’ participation in the GWRI as a member of it external advisory board coupled with Waste Connections’ contributions to the GWRI would not be a material relationship that would impair Mr. Davis’ independence as a director of Waste Connections.

On August 30, 2013, Mr. Harlan was appointed to the board of directors of Travis Acquisition, LLC, the parent of Travis Body & Trailer, Inc., a private company from which Waste Connections has purchased, and expects to continue to purchase in the future, an immaterial amount of equipment. In connection with his appointment, Mr. Harlan made an equity investment in Travis Acquisition, LLC. On August 29, 2013, after due consideration of the immaterial nature of the potential conflicts of interest that may be presented by Mr. Harlan’s relationships with Travis Body & Trailer, Inc., the Nominating and Corporate Governance Committee of the Board of Directors of Waste Connections determined Mr. Harlan’s relationship with Travis Body & Trailer, Inc. did not impair Mr. Harlan’s independence as a director of Waste Connections. In 2015, Waste Connections purchased approximately $202,600 of equipment from Travis Body & Trailer, Inc. Mr. Harlan had an indirect interest in this transaction commensurate with his ownership interest in Travis Acquisition, LLC.

Mr. Harlan also serves as the Chairman of the Board of Directors and Chief Executive Officer of, and owns an equity interest in, Principal Environmental, LLC, doing business as Principle Energy Services (“PES”), a private equity-backed oilfield services company. PES provides engineered noise mitigation solutions for oil and natural gas drilling, completions and production and operates in five states and serves a wide range of customers from small, independent exploration companies to the major oil and gas companies. Waste Connections’ subsidiary, R360 Permian Basin, LLC (“R360”), operates a facility in Halfway, New Mexico, where a permit condition for a salt water disposal well R360 drilled in 2015 required R360 to use noise abatement technology, such as an acoustical curtain, while drilling the well. R360 hired PES to provide the noise abatement services at R360’s site, which services Waste Connections cost approximately $120,000. Mr. Harlan had an indirect interest in this transaction commensurate with his ownership interest in Travis Acquisition, LLC. On April 16, 2015, after due consideration of the immaterial nature of the potential conflicts of interest that may be presented by Mr. Harlan’s relationships with PES, the Nominating and Corporate Governance Committee of the Board of Directors of Waste Connections determined Mr. Harlan’s relationship with PES did not impair Mr. Harlan’s independence as a director of Waste Connections.

Independence of Committee Members

In addition to the general requirements for independent Board members described above, members of the Audit Committee and the Compensation Committee must also satisfy the additional independence requirements of the New York Stock Exchange and federal securities laws. These rules, among other things, prohibit a member of the Audit Committee or the Compensation Committee, other than in his capacity as a member of such committee, the Board of Directors or any other committee of the Board of Directors, from receiving any compensatory fees from or being an affiliated person of Waste Connections or any of its subsidiaries. As a matter of policy, the Board of Directors also applies this additional requirement to members of the Nominating and Corporate Governance Committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

PricewaterhouseCoopers LLP audited our consolidated financial statements for the fiscal year 2015. The following table sets forth fees billed to the company for professional services rendered in 2015 and 2014 by PricewaterhouseCoopers LLP.

	2015	2014
Audit Fees	$1,970,200	$1,422,500
Audit-Related Fees	—	—
Tax Fees	109,000	21,500
All Other Fees	3,600	3,600
Total	$2,082,800	$1,447,600

Audit Fees consist of fees associated with both the audit of our consolidated financial statements and the audit of our internal control over financial reporting for fiscal years 2015 and 2014, review of the consolidated financial statements included in our quarterly reports on Form 10-Q, consents, assistance with review of documents filed with, or furnished to, the SEC, and audit work related to acquisitions, as well as out-of-pocket expenses incurred in the performance of audit services.

Tax Fees consist of fees associated with tax compliance, advice and planning in 2015 and 2014, which principally included discussions regarding proposed acquisitions and an accounting methods change.

All Other Fees consist of a license fee for an online accounting and reporting research database.

The Audit Committee considers the services provided by PricewaterhouseCoopers LLP described under “Tax Fees” and “All Other Fees” to be compatible with PricewaterhouseCoopers LLP’s independence during the periods covered.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it. The Audit Committee has delegated to the chairman of the Audit Committee authority to approve permitted services, provided that the chairman reports all approvals to the Audit Committee at its next meeting. All of the fees described above under “Audit Fees”, “Tax Fees” and “All Other Fees” were approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents, which we have filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this report:

1.	Financial Statements—Our consolidated financial statements were previously filed with the Original Filing.

2.	Financial Statement Schedules—Financial Statement Schedules were previously filed with the Original Filing.

(b)	See Exhibit Index immediately following signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Waste Connections, Inc.

	By:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt
Date: April 28, 2016		Chief Executive Officer and Chairman

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of January 18, 2016, by and among Progressive Waste Solutions Ltd., Water Merger Sub LLC, and the Registrant (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on January 20, 2016)
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on July 24, 2013)
3.2	Fourth Amended and Restated Bylaws of the Registrant, effective July 17, 2014 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q filed on July 21, 2014)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Form S-1/A filed on May 6, 1998)
4.2	Master Note Purchase Agreement, dated July 15, 2008 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 18, 2008)
4.3	Amendment No. 1 to Master Note Purchase Agreement, dated as of July 20, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q filed on August 5, 2009)
4.4	First Supplement to Master Note Purchase Agreement, dated as of October 26, 2009 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q filed on October 27, 2009)
4.5	Amendment No. 2 to Master Note Purchase Agreement, dated as of November 24, 2010 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on November 26, 2010)
4.6	Second Supplement to Master Note Purchase Agreement, dated as of April 1, 2011 (incorporated by reference to Exhibit 4.5 of the Registrant’s Form 8-K filed on April 5, 2011)
4.7	Amendment No. 3 to Master Note Purchase Agreement, dated as of October 12, 2011 (incorporated by reference to Exhibit 4.7 of the Registrant’s Form 10-K filed on February 8, 2012)
4.8	Amendment No. 4 to Master Note Purchase Agreement, dated August 9, 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on August 14, 2013)
4.9	Amendment No. 5 to Master Note Purchase Agreement, dated February 20, 2015 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 26, 2015)
4.10	Third Supplement to Master Note Purchase Agreement, dated as of June 11, 2015 (incorporated by reference to Exhibit 4.9 of the Registrant’s Form 8-K filed on June 12, 2015)
10.1 +	Employment Agreement between the Registrant and James M. Little, dated as of September 13, 1999 (incorporated by reference to Exhibit 10.42 of the Registrant’s Form 10-K filed on March 13, 2000)
10.2 +	Employment Agreement between the Registrant and Eric O. Hansen, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-Q filed on May 3, 2005)
10.3 +	First Amended and Restated Employment Agreement between the Registrant and David M. Hall, dated as of October 1, 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 4, 2005)
10.4 +	First Amended and Restated Employment Agreement between the Registrant and David G. Eddie, dated as of October 1, 2005 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 4, 2005)
10.5 +	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on July 31, 2006)

Exhibit Number	Description of Exhibits

10.6 +	Employment Agreement between the Registrant and Patrick J. Shea, dated as of February 1, 2008 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on April 23, 2008)
10.7 +	Consultant Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on April 23, 2008)
10.8 +	Form of Amendment to Employment Agreement between the Registrant and each of David G. Eddie, David M. Hall and Patrick J. Shea (incorporated by reference to Exhibit 10.24 of the Registrant’s Form 10-K filed on February 10, 2009)
10.9 +	Form of Amendment to Employment Agreement between the Registrant and James M. Little (incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K filed on February 10, 2009)
10.10 +	Form of Amendment to Employment Agreement between the Registrant and Eric O. Hansen (incorporated by reference to Exhibit 10.26 of the Registrant’s Form 10-K filed on February 10, 2009)
10.11 +	Employment Agreement between the Registrant and Rick Wojahn, dated as of February 9, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 8, 2009)
10.12 +	Employment Agreement between the Registrant and Scott Schreiber, dated as of February 9, 2009 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 8, 2009)
10.13 +	Employment Agreement between the Registrant and Greg Thibodeaux, dated as of July 1, 2000 (incorporated by reference to Exhibit 10.29 of the Registrant’s Form 10-K filed on February 9, 2011)
10.14 +	Form of Amendment to Employment Agreement between the Registrant and Greg Thibodeaux (incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K filed on February 9, 2011)
10.15 +	Waste Connections, Inc. Nonqualified Deferred Compensation Plan, amended and restated as of December 1, 2014 (incorporated by reference to Exhibit 10.17 of the Registrant’s Form 10-K filed on February 10, 2015)
10.16 +	Waste Connections, Inc. Third Amended and Restated 2004 Equity Incentive Plan (incorporated by reference to Exhibit 10.30 of the Registrant’s Form 10-K filed on February 8, 2012)
10.17 +	Separation Benefits Plan and Employment Agreement by and between the Registrant and Ronald J. Mittelstaedt, effective February 13, 2012 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K/A filed on February 27, 2012)
10.18 +	Separation Benefits Plan, effective February 13, 2012 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K/A filed on February 27, 2012)
10.19 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Steven F. Bouck, effective February 13, 2012 (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K/A filed on February 27, 2012)
10.20 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Worthing F. Jackman, effective February 13, 2012 (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K/A filed on February 27, 2012)
10.21 +	Separation Benefits Plan Participation Letter Agreement by and between the Registrant and Darrell W. Chambliss, effective February 13, 2012 (incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K/A filed on February 27, 2012)
10.22 +	Employment Agreement between the Registrant and Matthew Black, dated as of March 1, 2012 (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-Q filed on April 26, 2012)

Exhibit Number	Description of Exhibits

10.23 +	Employment Agreement between the Registrant and Mary Anne Whitney, dated as of March 1, 2012 (incorporated by reference to Exhibit 10.8 of the Registrant's Form 10-Q filed on April 26, 2012)
10.24 +	Employment Agreement between the Registrant and Susan Netherton, dated as of July 23, 2013 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on October 23, 2013)
10.25 +	Waste Connections, Inc. 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 19, 2014)
10.26 +	Form Grant Agreement for Performance-Based Restricted Stock Units (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on May 19, 2014)
10.27 +	Form Warrant to Purchase Common Stock pursuant to 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q filed on July 21, 2014)
10.28 +	Form Grant Agreement for Restricted Stock Units pursuant to 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on October 22, 2014)
10.29 +	Employment Agreement between the Registrant and Robert Cloninger, dated as of August 1, 2014 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed on October 22, 2014)
10.30	Term Loan Agreement, dated as of October 25, 2012 (incorporated by reference to Exhibit 4.9 of the Registrant’s Form 10-K filed on March 1, 2013)
10.31	First Amendment to Term Loan Agreement, dated as of May 6, 2013 (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 10-Q filed on July 24, 2013)
10.32	Second Amended and Restated Credit Agreement, dated as of May 6, 2013 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 10-Q filed on July 24, 2013)
10.33	Second Amendment to Term Loan Agreement, dated as of May 15, 2014 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 19, 2014)
10.34	Revolving Credit and Term Loan Agreement, dated as of January 26, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 30, 2015)
10.35 +	Amendment to Separation Benefits Plan and Employment Agreement between Registrant and Ronald J. Mittelstaedt (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 18, 2015)
10.36 +	Amended and Restated Compensation Plan for Independent Directors, dated January 1, 2016 (incorporated by reference to Exhibit 10.36 of the Registrant’s Form 10-K filed on February 9, 2016)
10.37 +	Form Grant Agreement for Restricted Stock Units for Non-employee Directors pursuant to 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.37 of the Registrant’s Form 10-K filed on February 9, 2016)
10.38 +	Form Grant Agreement for Restricted Stock Units (with One-Year Performance Period) pursuant to 2014 Incentive Award Plan (incorporated by reference to Exhibit 10.38 of the Registrant’s Form 10-K filed on February 9, 2016)
10.39	Consent to Revolving Credit and Term Loan Agreement, dated as of January 18, 2016 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 22, 2016)
12.1	Statement regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 of the Registrant’s Form 10-K filed on February 9, 2016)

Exhibit Number	Description of Exhibits

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Form 10-K filed on February 9, 2016)
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Registrant’s Form 10-K filed on February 9, 2016)
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1of the Registrant’s Form 10-K filed on February 9, 2016)
31.1	Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 of the Registrant’s Form 10-K filed on February 9, 2016)
31.2	Certification of Chief Financial Officer (incorporated by reference to Exhibit 31.2 of the Registrant’s Form 10-K filed on February 9, 2016)
31.3*	Certification of Chief Executive Officer
31.4*	Certification of Chief Financial Officer
32.1	Certificate of Chief Executive Officer (incorporated by reference to Exhibit 32.1 of the Registrant’s Form 10-K filed on February 9, 2016)
32.2	Certificate of Chief Financial Officer (incorporated by reference to Exhibit 32.2 of the Registrant’s Form 10-K filed on February 9, 2016)
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS of the Registrant’s Form 10-K filed on February 9, 2016)
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH of the Registrant’s Form 10-K filed on February 9, 2016)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL of the Registrant’s Form 10-K filed on February 9, 2016)
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB of the Registrant’s Form 10-K filed on February 9, 2016)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE of the Registrant’s Form 10-K filed on February 9, 2016)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF of the Registrant’s Form 10-K filed on February 9, 2016)

* Filed herewith.

+ Management contract or compensatory plan, contract or arrangement.

