Form 10-Q
period 2016-03-31
Waste Connections, Inc.
filed 2016-04-28
CIK 1057058

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

                                             As of April 14, 2016:        122,717,727 shares of common stock

WASTE CONNECTIONS, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$9,263	$10,974
Accounts receivable, net of allowance for doubtful accounts of $7,243 and $7,738 at March 31, 2016 and December 31, 2015, respectively	236,746	255,192
Deferred income taxes	35,811	49,727
Prepaid expenses and other current assets	39,333	46,534
Total current assets	321,153	362,427

Property and equipment, net	2,718,194	2,738,288
Goodwill	1,424,591	1,422,825
Intangible assets, net	505,075	511,294
Restricted assets	46,101	46,232
Other assets, net	40,257	40,732
	$5,055,371	$5,121,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$111,259	$115,206
Book overdraft	12,206	12,357
Accrued liabilities	131,580	136,018
Deferred revenue	90,487	90,349
Current portion of contingent consideration	20,407	22,217
Current portion of long-term debt and notes payable	1,590	2,127
Total current liabilities	367,529	378,274

Long-term debt and notes payable	2,066,051	2,147,127
Long-term portion of contingent consideration	27,231	27,177
Other long-term liabilities	123,885	124,943
Deferred income taxes	454,344	452,493
Total liabilities	3,039,040	3,130,014

Commitments and contingencies (Note 15)

Equity:
Preferred stock: $0.01 par value per share; 7,500,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.01 par value per share; 250,000,000 shares authorized; 122,717,727 and 122,375,955 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,227	1,224
Additional paid-in capital	736,750	736,652
Accumulated other comprehensive loss	(14,947)	(12,171)
Retained earnings	1,286,546	1,259,495
Total Waste Connections’ equity	2,009,576	1,985,200
Noncontrolling interest in subsidiaries	6,755	6,584
Total equity	2,016,331	1,991,784
	$5,055,371	$5,121,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF NET INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
Revenues	$514,680	$506,100
Operating expenses:
Cost of operations	287,192	281,123
Selling, general and administrative	67,682	58,144
Depreciation	60,897	57,307
Amortization of intangibles	7,694	6,999
Other operating items	236	662
Operating income	90,979	101,865

Interest expense	(17,184)	(15,697)
Other income (expense), net	222	(220)
Income before income tax provision	74,017	85,948
Income tax provision	(29,000)	(33,867)
Net income	45,017	52,081
Less: Net income attributable to noncontrolling interests	(175)	(257)
Net income attributable to Waste Connections	$44,842	$51,824
Earnings per common share attributable to Waste Connections’ common stockholders:
Basic	$0.37	$0.42
Diluted	$0.36	$0.42
Shares used in the per share calculations:
Basic	122,778,290	124,008,687
Diluted	123,450,584	124,367,668

Cash dividends per common share	$0.145	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share amounts)

	Three months ended March 31,
	2016	2015
Net income	$45,017	$52,081

Other comprehensive income (loss), before tax:
Interest rate swap amounts reclassified into interest expense	1,711	1,036
Fuel hedge amounts reclassified into cost of operations	1,801	614
Changes in fair value of interest rate swaps	(6,689)	(5,473)
Changes in fair value of fuel hedges	(1,305)	(516)
Other comprehensive loss, before tax	(4,482)	(4,339)
Income tax benefit related to items of other comprehensive loss	1,706	1,664
Other comprehensive loss, net of tax	(2,776)	(2,675)
Comprehensive income	42,241	49,406
Less: Comprehensive income attributable to noncontrolling interests	(175)	(257)
Comprehensive income attributable to Waste Connections	$42,066	$49,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

(In thousands, except share amounts)

	Waste Connections’ Equity
	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balances at December 31, 2015	122,375,955	$1,224	$736,652	$(12,171)	$1,259,495	$6,584	$1,991,784
Vesting of restricted stock units	395,856	4	(4)	-	-	-	-
Vesting of performance-based restricted stock units	45,701	-	-	-	-	-	-
Restricted stock units released from deferred compensation plan	39,328	-	-	-	-	-	-
Tax withholdings related to net share settlements of restricted stock units	(158,898)	(1)	(9,631)	-	-	-	(9,632)
Equity-based compensation	-	-	5,299	-	-	-	5,299
Exercise of warrants	19,785	-	-	-	-	-	-
Excess tax benefit associated with equity-based compensation	-	-	4,434	-	-	-	4,434
Cash dividends on common stock	-	-	-	-	(17,791)	-	(17,791)
Amounts reclassified into earnings, net of taxes	-	-	-	2,176	-	-	2,176
Changes in fair value of cash flow hedges, net of taxes	-	-	-	(4,952)	-	-	(4,952)
Distributions to noncontrolling interests	-	-	-	-	-	(4)	(4)
Net income	-	-	-	-	44,842	175	45,017
Balances at March 31, 2016	122,717,727	$1,227	$736,750	$(14,947)	$1,286,546	$6,755	$2,016,331

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

WASTE CONNECTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$45,017	$52,081
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on disposal of assets	231	(241)
Depreciation	60,897	57,307
Amortization of intangibles	7,694	6,999
Deferred income taxes, net of acquisitions	17,473	17,753
Amortization of debt issuance costs	670	1,169
Equity-based compensation	5,299	4,821
Interest income on restricted assets	(129)	(117)
Interest accretion	1,465	1,914
Excess tax benefit associated with equity-based compensation	(4,434)	(1,479)
Adjustments to contingent consideration	(75)	808
Payment of contingent consideration recorded in earnings	(33)	-
Net change in operating assets and liabilities, net of acquisitions	30,641	21,556
Net cash provided by operating activities	164,716	162,571

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(3,555)	(90,849)
Capital expenditures for property and equipment	(56,575)	(41,706)
Proceeds from disposal of assets	681	598
Change in restricted assets, net of interest income	260	(1,202)
Other	147	985
Net cash used in investing activities	(59,042)	(132,174)

Cash flows from financing activities:
Proceeds from long-term debt	115,000	263,000
Principal payments on notes payable and long-term debt	(197,024)	(249,624)
Payment of contingent consideration recorded at acquisition date	(2,217)	-
Change in book overdraft	(151)	25
Excess tax benefit associated with equity-based compensation	4,434	1,479
Payments for repurchase of common stock	-	(18,366)
Payments for cash dividends	(17,791)	(16,156)
Tax withholdings related to net share settlements of restricted stock units	(9,632)	(6,299)
Distributions to noncontrolling interests	(4)	(43)
Debt issuance costs	-	(3,032)
Net cash used in financing activities	(107,385)	(29,016)

Net increase (decrease) in cash and equivalents	(1,711)	1,381
Cash and equivalents at beginning of period	10,974	14,353
Cash and equivalents at end of period	$9,263	$15,734

Non-cash financing activity:
Liabilities assumed and notes payable issued to sellers of businesses acquired	$766	$7,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

1.	BASIS OF PRESENTATION AND SUMMARY

The accompanying condensed consolidated financial statements relate to Waste Connections, Inc. and its subsidiaries (“WCI” or the “Company”) for the three month periods ended March 31, 2016 and 2015.  In the opinion of management, the accompanying balance sheets and related interim statements of net income, comprehensive income, cash flows and equity include all adjustments, consisting only of normal recurring items, necessary for their fair statement in conformity with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Examples include accounting for landfills, self-insurance accruals, income taxes, allocation of acquisition purchase price, contingent consideration accruals and asset impairments.  An additional area that involves estimation is when the Company estimates the amount of potential exposure it may have with respect to litigation, claims and assessments in accordance with the accounting guidance on contingencies.  Actual results for all estimates could differ materially from the estimates and assumptions that the Company uses in the preparation of its condensed consolidated financial statements.

Interim results are not necessarily indicative of results for a full year.  These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

As further discussed in Note 7 - “Acquisitions,” on January 18, 2016, Waste Connections, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Progressive Waste Solutions Ltd. (“Progressive”), a corporation organized under the laws of Ontario, Canada, and Water Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of Progressive (“Merger Sub”). Pursuant to the Merger Agreement, Progressive will combine with the Company in an all-stock merger. Merger Sub will merge with and into Waste Connections, Inc. (referred to as the ‘‘Merger’’), with Waste Connections, Inc. continuing as the surviving corporation. Following the Merger, Waste Connections, Inc. will be a subsidiary of Progressive and the Company’s common stock will be delisted from the New York Stock Exchange (“NYSE”) and deregistered under the Exchange Act. Pursuant to the Merger, the Company’s stockholders will receive Progressive common shares in exchange for their shares of the Company’s common stock and will become Progressive shareholders. Immediately following the Merger, Progressive intends to change its legal name to “Waste Connections, Inc.” and its common shares are expected to trade on the NYSE and the Toronto Stock Exchange (“TSX”) under the symbol “WCN”. The accompanying consolidated financial statements, of which these notes are an integral part, do not reflect any effects that would result if the transaction contemplated by the Merger Agreement is consummated.

2.	NEW ACCOUNTING STANDARDS

Revenue From Contracts With Customers. In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The revenue guidance contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public entities, with early adoption permitted (but not earlier than the original effective date of the pronouncement). The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

Accounting for Share-Based Payment When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. In June 2014, the FASB issued guidance that applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. It requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and follows existing accounting guidance for the treatment of performance conditions. The standard will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance as of January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Balance Sheet Classification of Deferred Taxes. In November 2015, the FASB issued guidance that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction. The new standard is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The adoption of this guidance will result in the Company’s current deferred tax assets being recorded as noncurrent. The Company’s current deferred tax assets were $35,811 and $49,727 at March 31, 2016 and December 31, 2015, respectively.

Lease Accounting. In February 2016, the FASB issued guidance that requires lessees to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company has not determined the effect the adoption of this lease accounting guidance will have on its financial position or results of operations.

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued guidance that identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The new standard is effective for public companies for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

Principal versus Agent Considerations (Reporting Revenue Gross versus Net). In March 2016, the FASB issued guidance that clarifies the implementation of the new revenue standard on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The amendments have the same effective date and transition requirements as the new revenue standard, which is described above. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

3.	RECLASSIFICATION

Certain amounts reported in the Company’s prior year financial statements have been reclassified to conform with the 2016 presentation.

4.	LANDFILL ACCOUNTING

At March 31, 2016, the Company owned or operated 44 municipal solid waste (“MSW”) landfills, 11 exploration and production (“E&P”) waste landfills, which only accept E&P waste, and nine non-MSW landfills, which only accept construction and demolition, industrial and other non-putrescible waste. At March 31, 2016, the Company’s landfills consisted of 54 owned landfills, five landfills operated under life-of-site operating agreements and five landfills operated under limited-term operating agreements.  The Company’s landfills had site costs with a net book value of $1,808,313 at March 31, 2016.  For the Company’s landfills operated under limited-term operating agreements and life-of-site operating agreements, the owner of the property (generally a municipality) usually owns the permit and the Company operates the landfill for a contracted term.  Where the contracted term is not the life of the landfill, the property owner is generally responsible for final capping, closure and post-closure obligations.  The Company is responsible for all final capping, closure and post-closure liabilities at the landfills it operates under life-of-site operating agreements.

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

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Based on remaining permitted capacity as of March 31, 2016, and projected annual disposal volumes, the average remaining landfill life for the Company’s owned landfills and landfills operated under life-of-site operating agreements is estimated to be approximately 31 years.  As of March 31, 2016, the Company is seeking to expand permitted capacity at eleven of its owned landfills and two landfills that it operates under life-of-site operating agreements, and considers the achievement of these expansions to be probable.  Although the Company cannot be certain that all future expansions will be permitted as designed, the average remaining life, when considering remaining permitted capacity, probable expansion capacity and projected annual disposal volume, of the Company’s owned landfills and landfills operated under life-of-site operating agreements is approximately 38 years, with lives ranging from approximately 1 to 185 years.

During the three months ended March 31, 2016 and 2015, the Company expensed $18,926 and $18,849, respectively, or an average of $3.65 and $4.13 per ton consumed, respectively, related to landfill depletion at owned landfills and landfills operated under life-of-site agreements.

The Company reserves for estimated final capping, closure and post-closure maintenance obligations at the landfills it owns and landfills it operates under life-of-site operating agreements.  The Company calculates the net present value of its final capping, closure and post-closure liabilities by estimating the total obligation in current dollars, inflating the obligation based upon the expected date of the expenditure and discounting the inflated total to its present value using a credit-adjusted risk-free rate.  Any changes in expectations that result in an upward revision to the estimated undiscounted cash flows are treated as a new liability and are inflated and discounted at rates reflecting current market conditions.  Any changes in expectations that result in a downward revision (or no revision) to the estimated undiscounted cash flows result in a liability that is inflated and discounted at rates reflecting the market conditions at the time the cash flows were originally estimated.  This policy results in the Company’s final capping, closure and post-closure liabilities being recorded in “layers.”  The Company’s discount rate assumption for purposes of computing 2016 and 2015 “layers” for final capping, closure and post-closure obligations was 4.75% for both years, which reflects the Company’s long-term credit adjusted risk free rate as of the end of both 2015 and 2014.  The Company’s inflation rate assumption is 2.5% for the years ending December 31, 2016 and 2015. The resulting final capping, closure and post-closure obligations are recorded on the condensed consolidated balance sheet along with an offsetting addition to site costs which is amortized to depletion expense as the remaining landfill airspace is consumed.  Interest is accreted on the recorded liability using the corresponding discount rate.  During the three months ended March 31, 2016 and 2015, the Company expensed $1,061 and $901, respectively, or an average of $0.20 and $0.20 per ton consumed, respectively, related to final capping, closure and post-closure accretion expense.

The following is a reconciliation of the Company’s final capping, closure and post-closure liability balance from December 31, 2015 to March 31, 2016:

Final capping, closure and post-closure liability at December 31, 2015	$78,613
Adjustments to final capping, closure and post-closure liabilities	(7,148)
Liabilities incurred	1,406
Accretion expense associated with landfill obligations	1,061
Closure payments	(4)
Final capping, closure and post-closure liability at March 31, 2016	$73,928

The Adjustments to final capping, closure and post-closure liabilities primarily consisted of increases in estimated airspace at some of the Company’s landfills at which expansions are being pursued, decreases in estimated annual tonnage consumptions at various landfills, decreases in estimated closure costs at some of the Company’s landfills and changes in engineering estimates of total site capacity. The Company performs its annual review of its cost and capacity estimates in the first quarter of each year.

At March 31, 2016, $43,413 of the Company’s restricted assets balance was for purposes of securing its performance of future final capping, closure and post-closure obligations.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

5.	INTANGIBLE ASSETS, NET

Intangible assets, exclusive of goodwill, consisted of the following at March 31, 2016:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$210,384	$(62,471)	$-	$147,913
Customer lists	175,331	(101,861)	-	73,470
Permits and non-competition agreements	81,240	(14,096)	-	67,144
	466,955	(178,428)	-	288,527
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,351)	21,504
	254,899	-	(38,351)	216,548
Intangible assets, exclusive of goodwill	$721,854	$(178,428)	$(38,351)	$505,075

Intangible assets, exclusive of goodwill, consisted of the following at December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Amount
Finite-lived intangible assets:
Long-term franchise agreements and contracts	$210,384	$(60,205)	$-	$150,179
Customer lists	173,855	(96,941)	-	76,914
Permits and non-competition agreements	81,240	(13,587)	-	67,653
	465,479	(170,733)	-	294,746
Indefinite-lived intangible assets:
Solid waste collection and transportation permits	152,761	-	-	152,761
Material recycling facility permits	42,283	-	-	42,283
E&P facility permits	59,855	-	(38,351)	21,504
	254,899	-	(38,351)	216,548
Intangible assets, exclusive of goodwill	$720,378	$(170,733)	$(38,351)	$511,294

Estimated future amortization expense for the next five years relating to finite-lived intangible assets is as follows:

For the year ending December 31, 2016	$27,661
For the year ending December 31, 2017	$25,625
For the year ending December 31, 2018	$24,718
For the year ending December 31, 2019	$20,131
For the year ending December 31, 2020	$18,225

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
Revolver under credit agreement, bearing interest ranging from 1.44% to 3.70% *	$309,000	$390,000
Term loan under credit agreement, bearing interest ranging from 1.44% to 1.64% *	800,000	800,000
2016 Notes, bearing interest at 3.30%	100,000	100,000
2018 Notes, bearing interest at 4.00%	50,000	50,000
2019 Notes, bearing interest at 5.25%	175,000	175,000
2021 Notes, bearing interest at 4.64%	100,000	100,000
2022 Notes, bearing interest at 3.09%	125,000	125,000
2025 Notes, bearing interest at 3.41%	375,000	375,000
Tax-exempt bonds, bearing interest ranging from 0.05% to 0.46% *	31,430	31,430
Notes payable to sellers and other third parties, bearing interest at 3.0% to 10.9% *	9,830	10,855
	2,075,260	2,157,285
Less – current portion	(1,590)	(2,127)
Less – debt issuance costs	(7,619)	(8,031)
	$2,066,051	$2,147,127

____________________

*Interest rates in the table above represent the range of interest rates incurred during the three month period ended March 31, 2016.

7.	ACQUISITIONS

On January 18, 2016, Waste Connections, Inc. entered into the Merger Agreement with Progressive and Merger Sub. Subject to the terms and conditions of the Merger Agreement, Progressive will combine with the Company in an all-stock merger. Merger Sub will merge with and into Waste Connections, Inc., with Waste Connections, Inc. continuing as the surviving corporation. Following the Merger, Waste Connections, Inc. will be a subsidiary of Progressive and the Company’s common stock will be delisted from the NYSE and deregistered under the Exchange Act. Pursuant to the Merger, the Company’s stockholders will receive Progressive common shares in exchange for their shares of the Company’s common stock and will become Progressive shareholders. Immediately following the Merger, Progressive intends to change its legal name to “Waste Connections, Inc.” and its common shares are expected to trade on the NYSE and the TSX under the symbol “WCN”.

The proposed Merger is expected to close in the second quarter of 2016. Upon completion of the proposed Merger, the combined company will be led by the Company’s current management team. The Board of Directors for the combined company will include the five current members of the Company’s Board and two members from Progressive’s current Board.

Under the terms of the Merger Agreement, the Company’s stockholders will receive 2.076843 Progressive shares for each Company share they own. Subject to the approval of Progressive’s shareholders, Progressive expects to implement immediately following the Merger, a share consolidation whereby every 2.076843 shares will be consolidated into one Progressive share on the basis of 0.4815 (1 divided by the 2.076843 ratio above) of a share on a post-consolidation basis for each one share outstanding on a pre-consolidation basis. If the share consolidation is approved by Progressive’s shareholders and effected, the Company’s stockholders will receive one share of the combined company for each existing Company share. In the event that the Merger is consummated but the Progressive shareholder approval of the consolidation is not obtained, Waste Connections stockholders will receive 2.076843 Progressive common shares for each share of Waste Connections common stock as a result of the Merger and the number of Progressive common shares held by Progressive shareholders will remain unchanged. Upon the completion of the proposed Merger and regardless of whether or not the share consolidation occurs, the Company’s stockholders will own approximately 70% of the combined company, and Progressive shareholders will own approximately 30%.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The acquisition method will be applied in accounting for the Merger, which requires the determination of the acquirer, the acquisition date, the fair value of assets acquired and liabilities assumed and the measurement of goodwill. The FASB standard on Business Combinations provides guidance in identifying the acquiring entity in a business combination effected through an exchange of equity interests, which requires consideration of factors including: (i) the entity issuing its equity in the business combination, (ii) the relative voting rights in the combined entity after the consummation of the business combination, (iii) the composition of the board of directors and senior management of the combined entity, (iv) the relative size of each entity, and (v) the terms of the exchange of equity securities in the business combination, including payment of any premium over the pre-combination fair value of equity interests. Notwithstanding that the equity to be issued in the Merger consists of Progressive common shares, existing Company stockholders will hold approximately 70% of the common shares of the combined company after completion of the Merger, as described above. The board of directors of the combined company will be comprised of five Company representatives and two Progressive representatives and senior management will be comprised of the Company’s existing senior management team. The Company is also the larger of the merging entities in terms of market capitalization. None of the other considerations noted above provides a strong indication that Progressive is the acquirer; therefore, the Company is the acquirer of Progressive for accounting purposes. As a result, the Company will allocate the transaction consideration to the fair value of Progressive’s assets and liabilities at the acquisition date, with any excess being recognized as goodwill.

The proposed Merger is subject to customary closing conditions, including the approval of both companies’ shareholders.

The Company acquired four individually immaterial non-hazardous solid waste collection businesses during the three months ended March 31, 2016.

In January 2015, the Company acquired Shale Gas Services, LLC (“Shale Gas”), which owns two E&P waste stream treatment and recycling operations in Arkansas and Texas, for cash consideration of $41,000 and potential future contingent consideration. The contingent consideration would be paid to the former owners of Shale Gas based on the achievement of certain operating targets for the acquired operations, as specified in the membership purchase agreement, over a two-year period following the close of the acquisition. The Company used probability assessments of the expected future cash flows and determined that no liability for payment of future contingent consideration existed as of the acquisition close date. As of March 31, 2016, the assessment that no liability existed for payment of future contingent consideration has not changed.

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

During the three months ended March 31, 2016 and 2015, the Company incurred $8,815 and $512, respectively, of acquisition-related costs.  These expenses are included in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Net Income.

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

The Company’s Chief Operating Decision Maker (“CODM”) evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA. The Company defines segment EBITDA as earnings before interest, taxes, depreciation, amortization, other operating items and other income (expense).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  The Company’s management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.  A reconciliation of segment EBITDA to Income before income tax provision is included at the end of this Note 8.

Summarized financial information concerning the Company’s reportable segments for the three months ended March 31, 2016 and 2015, is shown in the following tables:

Three Months Ended March 31, 2016	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$246,864	$(27,630)	$219,234	$73,789
Central	159,397	(16,921)	142,476	49,837
Eastern	146,011	(23,509)	122,502	38,246
E&P	32,768	(2,300)	30,468	6,422
Corporate(a)	-	-	-	(8,488)
	$585,040	$(70,360)	$514,680	$159,806

Three Months Ended March 31, 2015	Revenue	Intercompany Revenue(b)	Reported Revenue	Segment EBITDA(c)
Western	$229,065	$(23,439)	$205,626	$68,892
Central	150,546	(15,611)	134,935	47,350
Eastern	117,099	(19,075)	98,024	30,072
E&P	70,854	(3,339)	67,515	20,976
Corporate(a)	-	-	-	(457)
	$567,564	$(61,464)	$506,100	$166,833

____________________

(a)	Corporate functions include accounting, legal, tax, treasury, information technology, risk management, human resources, training and other administrative functions. Amounts reflected are net of allocations to the four operating segments.
(b)	Intercompany revenues reflect each segment’s total intercompany sales, including intercompany sales within a segment and between segments. Transactions within and between segments are generally made on a basis intended to reflect the market value of the service.
(c)	For those items included in the determination of segment EBITDA, the accounting policies of the segments are the same as those described in the Company’s most recent Annual Report on Form 10-K.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables show changes in goodwill during the three months ended March 31, 2016 and 2015, by reportable segment:

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2015	$373,820	$472,425	$499,237	$77,343	$1,422,825
Goodwill acquired	1,421	338	7	-	1,766
Balance as of March 31, 2016	$375,241	$472,763	$499,244	$77,343	$1,424,591

	Western	Central	Eastern	E&P	Total
Balance as of December 31, 2014	$372,915	$460,381	$392,423	$468,070	$1,693,789
Goodwill acquired	-	590	6,497	20,910	27,997
Goodwill adjustments	(27)	-	-	-	(27)
Balance as of March 31, 2015	$372,888	$460,971	$398,920	$488,980	$1,721,759

A reconciliation of the Company’s primary measure of segment profitability (segment EBITDA) to Income before income tax provision in the Condensed Consolidated Statements of Net Income is as follows:

	Three months ended March 31,
	2016	2015
Western segment EBITDA	$73,789	$68,892
Central segment EBITDA	49,837	47,350
Eastern segment EBITDA	38,246	30,072
E&P segment EBITDA	6,422	20,976
Subtotal reportable segments	168,294	167,290
Unallocated corporate overhead	(8,488)	(457)
Depreciation	(60,897)	(57,307)
Amortization of intangibles	(7,694)	(6,999)
Other operating items	(236)	(662)
Interest expense	(17,184)	(15,697)
Other income (expense), net	222	(220)
Income before income tax provision	$74,017	$85,948

Unallocated corporate overhead for the three months ended March 31, 2016, includes $8,521 of direct acquisition costs associated with the Company’s proposed merger with Progressive.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The following tables reflect a breakdown of the Company’s revenue and inter-company eliminations for the periods indicated:

	Three months ended March 31, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$356,598	$(1,321)	$355,277	69.0%
Solid waste disposal and transfer	170,083	(66,034)	104,049	20.2
Solid waste recycling	10,619	(639)	9,980	2.0
E&P waste treatment, recovery and disposal	32,851	(2,366)	30,485	5.9
Intermodal and other	14,889	-	14,889	2.9
Total	$585,040	$(70,360)	$514,680	100.0%

	Three months ended March 31, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$327,005	$(919)	$326,086	64.4%
Solid waste disposal and transfer	142,430	(56,326)	86,104	17.0
Solid waste recycling	11,069	(221)	10,848	2.1
E&P waste treatment, recovery and disposal	72,556	(3,998)	68,558	13.6
Intermodal and other	14,504	-	14,504	2.9
Total	$567,564	$(61,464)	$506,100	100.0%

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivatives on the Condensed Consolidated Balance Sheet at fair value.  All of the Company’s derivatives have been designated as cash flow hedges; therefore, the effective portion of the changes in the fair value of derivatives will be recognized in accumulated other comprehensive loss (“AOCL”) until the hedged item is recognized in earnings.  The ineffective portion of the changes in the fair value of derivatives will be immediately recognized in earnings.  The Company classifies cash inflows and outflows from derivatives within operating activities on the Condensed Consolidated Statements of Cash Flows.

One of the Company’s objectives for utilizing derivative instruments is to reduce its exposure to fluctuations in cash flows due to changes in the variable interest rates of certain borrowings issued under its credit agreement.  The Company’s strategy to achieve that objective involves entering into interest rate swaps. The interest rate swaps outstanding at March 31, 2016 were specifically designated to the Company’s credit agreement and accounted for as cash flow hedges.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

At March 31, 2016, the Company’s derivative instruments included six interest rate swap agreements as follows:

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

At March 31, 2016, the Company’s derivative instruments included two fuel hedge agreements as follows:

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

The fair values of derivative instruments designated as cash flow hedges as of March 31, 2016, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$-	Accrued liabilities(a)	$(6,128)
			Other long-term liabilities	(8,597)

Fuel hedges		-	Accrued liabilities(b)	(5,836)
			Other long-term liabilities	(3,568)
Total derivatives designated as cash flow hedges		$-		$(24,129)

____________________

(a)     Represents the estimated amount of the existing unrealized losses on interest rate swaps as of March 31, 2016 (based on the interest rate yield curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in interest rates.

(b)     Represents the estimated amount of the existing unrealized losses on fuel hedges as of March 31, 2016 (based on the forward DOE diesel fuel index curve at that date), included in AOCL expected to be reclassified into pre-tax earnings within the next 12 months.  The actual amounts reclassified into earnings are dependent on future movements in diesel fuel prices.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

The fair values of derivative instruments designated as cash flow hedges as of December 31, 2015, were as follows:

Derivatives Designated as Cash	Asset Derivatives		Liability Derivatives
Flow Hedges	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps		$-	Accrued liabilities	$(5,425)
			Other long-term liabilities	(4,320)

Fuel hedges		-	Accrued liabilities	(5,699)
			Other long-term liabilities	(4,201)
Total derivatives designated as cash flow hedges		$-		$(19,645)

The following table summarizes the impact of the Company’s cash flow hedges on the results of operations, comprehensive income (loss) and AOCL for the three months ended March 31, 2016 and 2015:

Derivatives Designated as Cash Flow Hedges	Amount of Gain or (Loss) Recognized as AOCL on Derivatives, Net of Tax (Effective Portion)(a)		Statement of Net Income Classification	Amount of (Gain) or Loss Reclassified from AOCL into Earnings, Net of Tax (Effective Portion) (b),(c)
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015
Interest rate swaps	$(4,144)	$(3,374)	Interest expense	$1,060	$638
Fuel hedges	(808)	(318)	Cost of operations	1,116	379
Total	$(4,952)	$(3,692)		$2,176	$1,017

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

The Company measures and records ineffectiveness on the fuel hedges in Cost of operations in the Condensed Consolidated Statements of Net Income on a monthly basis based on the difference between the DOE index price and the actual price of diesel fuel purchased, multiplied by the notional number of gallons on the contracts.  There was no significant ineffectiveness recognized on the fuel hedges during the three months ended March 31, 2016 and 2015.

See Note 13 for further discussion on the impact of the Company’s hedge accounting to its consolidated comprehensive income (loss) and AOCL.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and equivalents, trade receivables, restricted assets, trade payables, debt instruments, contingent consideration obligations, interest rate swaps and fuel hedges.  As of March 31, 2016 and December 31, 2015, the carrying values of cash and equivalents, trade receivables, restricted assets, trade payables and contingent consideration are considered to be representative of their respective fair values.  The carrying values of the Company’s debt instruments, excluding certain notes as listed in the table below, approximate their fair values as of March 31, 2016 and December 31, 2015, based on current borrowing rates, current remaining average life to maturity and borrower credit quality for similar types of borrowing arrangements, and are classified as Level 2 within the fair value hierarchy.  The carrying values and fair values of the Company’s debt instruments where the carrying values do not approximate their fair values as of March 31, 2016 and December 31, 2015, are as follows:

	Carrying Value at		Fair Value* at
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
3.30% Senior Notes due 2016	$100,000	$100,000	$100,006	$100,536
4.00% Senior Notes due 2018	$50,000	$50,000	$52,005	$51,860
5.25% Senior Notes due 2019	$175,000	$175,000	$193,070	$190,985
4.64% Senior Notes due 2021	$100,000	$100,000	$109,872	$107,613
3.09% Senior Notes due 2022	$125,000	$125,000	$127,477	$123,516
3.41% Senior Notes due 2025	$375,000	$375,000	$384,754	$370,245

______________________

*Senior Notes are classified as Level 2 within the fair value hierarchy. Fair value is based on quotes of bonds with similar ratings in similar industries.

For details on the fair value of the Company’s interest rate swaps, fuel hedges, restricted assets and contingent consideration, refer to Note 12.

11.	NET INCOME PER SHARE INFORMATION

The following table sets forth the calculation of the numerator and denominator used in the computation of basic and diluted net income per common share attributable to the Company’s common stockholders for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Numerator:
Net income attributable to Waste Connections for basic and diluted earnings per share	$44,842	$51,824

Denominator:
Basic shares outstanding	122,778,290	124,008,687
Dilutive effect of stock options and warrants	27,383	41,770
Dilutive effect of restricted stock units	644,911	317,211
Diluted shares outstanding	123,450,584	124,367,668

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

The Company’s financial assets and liabilities recorded at fair value on a recurring basis include derivative instruments and restricted assets.  The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps and pay-fixed, receive-variable diesel fuel hedges.  The Company’s interest rate swaps are recorded at their estimated fair values based on quotes received from financial institutions that trade these contracts.  The Company verifies the reasonableness of these quotes using similar quotes from another financial institution as of each date for which financial statements are prepared.  The Company uses a discounted cash flow (“DCF”) model to determine the estimated fair value of the diesel fuel hedges.  The assumptions used in preparing the DCF model include:  (i) estimates for the forward DOE index curve; and (ii) the discount rate based on risk-free interest rates over the term of the hedge contracts.  The DOE index curve used in the DCF model was obtained from financial institutions that trade these contracts and ranged from $2.14 to $2.51 at March 31, 2016 and from $2.21 to $2.64 at December 31, 2015. The weighted average DOE index curve used in the DCF model was $2.36 and $2.43 at March 31, 2016 and December 31, 2015, respectively. Significant increases (decreases) in the forward DOE index curve would result in a significantly higher (lower) fair value measurement. For the Company’s interest rate swaps and fuel hedges, the Company also considers the Company’s creditworthiness in its determination of the fair value measurement of these instruments in a net liability position and the counterparties’ creditworthiness in its determination of the fair value measurement of these instruments in a net asset position.  The Company’s restricted assets are valued at quoted market prices in active markets for similar assets, which the Company receives from the financial institutions that hold such investments on its behalf.  The Company’s restricted assets measured at fair value are invested primarily in U.S. government and agency securities.

The Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015, were as follows:

	Fair Value Measurement at March 31, 2016 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(14,725)	$-	$(14,725)	$-
Fuel hedge derivative instruments – net liability position	$(9,404)	$-	$-	$(9,404)
Restricted assets	$46,337	$-	$46,337	$-
Contingent consideration	$(47,638)	$-	$-	$(47,638)

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

	Fair Value Measurement at December 31, 2015 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap derivative instruments – net liability position	$(9,745)	$-	$(9,745)	$-
Fuel hedge derivative instrument – net liability position	$(9,900)	$-	$-	$(9,900)
Restricted assets	$46,148	$-	$46,148	$-
Contingent consideration	$(49,394)	$-	$-	$(49,394)

The following table summarizes the changes in the fair value for Level 3 derivatives for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$(9,900)	$(1,979)
Realized losses included in earnings	1,801	614
Unrealized losses included in AOCL	(1,305)	(516)
Ending balance	$(9,404)	$(1,881)

The following table summarizes the changes in the fair value for Level 3 liabilities related to contingent consideration for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$49,394	$70,165
Contingent consideration recorded at acquisition date	220	515
Payment of contingent consideration recorded at acquisition date	(2,217)	-
Payment of contingent consideration recorded in earnings	(33)	-
Adjustments to contingent consideration	(75)	808
Interest accretion expense	349	960
Ending balance	$47,638	$72,448

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes changes in the fair value of interest rate swaps and fuel hedges that qualify for hedge accounting.  The components of other comprehensive income (loss) and related tax effects for the three month periods ended March 31, 2016 and 2015, are as follows:

	Three months ended March 31, 2016
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,711	$(651)	$1,060
Fuel hedge amounts reclassified into cost of operations	1,801	(685)	1,116
Changes in fair value of interest rate swaps	(6,689)	2,545	(4,144)
Changes in fair value of fuel hedges	(1,305)	497	(808)
	$(4,482)	$1,706	$(2,776)

	Three months ended March 31, 2015
	Gross	Tax effect	Net of tax
Interest rate swap amounts reclassified into interest expense	$1,036	$(398)	$638
Fuel hedge amounts reclassified into cost of operations	614	(235)	379
Changes in fair value of interest rate swaps	(5,473)	2,099	(3,374)
Changes in fair value of fuel hedges	(516)	198	(318)
	$(4,339)	$1,664	$(2,675)

A rollforward of the amounts included in AOCL, net of taxes, for the three months ended March 31, 2016 and 2015, is as follows:

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2015	$(6,134)	$(6,037)	$(12,171)
Amounts reclassified into earnings	1,116	1,060	2,176
Changes in fair value	(808)	(4,144)	(4,952)
Balance at March 31, 2016	$(5,826)	$(9,121)	$(14,947)

	Fuel Hedges	Interest Rate Swaps	Accumulated Other Comprehensive Loss
Balance at December 31, 2014	$(1,221)	$(4,372)	$(5,593)
Amounts reclassified into earnings	379	638	1,017
Changes in fair value	(318)	(3,374)	(3,692)
Balance at March 31, 2015	$(1,160)	$(7,108)	$(8,268)

See Note 9 for further discussion on the Company’s derivative instruments.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

14.	STOCKHOLDERS' EQUITY

Stock-Based Compensation

Restricted Stock Units

A summary of activity related to restricted stock units (“RSUs”) during the three month period ended March 31, 2016, is presented below:

Unvested Shares
Outstanding at December 31, 2015	1,007,301
Granted	281,691
Forfeited	(9,665)
Vested and Issued	(395,856)
Vested and Unissued	(27,362)
Outstanding at March 31, 2016	856,109

The weighted average grant-date fair value per share for the shares of common stock underlying the RSUs granted during the three month period ended March 31, 2016 was $56.48.

Recipients of the Company’s RSUs who participate in the Company’s Nonqualified Deferred Compensation Plan may have elected in years prior to 2015 to defer some or all of their RSUs as they vest until a specified date or dates they choose.  At the end of the deferral periods, the Company issues to recipients who deferred their RSUs shares of the Company’s common stock underlying the deferred RSUs. At March 31, 2016 and 2015, the Company had 244,225 and 256,621 vested deferred RSUs outstanding, respectively.

Performance-Based Restricted Stock Units

A summary of activity related to performance-based restricted stock units (“PSUs”) during the three month period ended March 31, 2016, is presented below:

Unvested Shares
Outstanding at December 31, 2015	293,413
Granted	144,644
Vested and Issued	(45,701)
Outstanding at March 31, 2016	392,356

During the three months ended March 31, 2016, the Compensation Committee granted PSUs to the Company’s executive officers with a one-year performance-based metric that the Company must meet before those awards may be earned, with the awards then subject to time-based vesting for the remaining three years of their four-year vesting period.  The Compensation Committee will determine the achievement of performance results and corresponding vesting of PSUs for each performance period.  The weighted average grant-date fair value per share for the shares of common stock underlying all PSUs granted during the three month period ended March 31, 2016 was $56.43.

WASTE CONNECTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE, PER TON AND PER GALLON AMOUNTS)

Share Repurchase Program

The Company’s Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1,200,000 of common stock through December 31, 2017.  Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion.  The timing and amounts of any repurchases will depend on many factors, including the Company’s capital structure, the market price of the common stock and overall market conditions.  During the three months ended March 31, 2016, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2015, the Company repurchased 428,669 shares of its common stock at an aggregate cost of $18,366. As of March 31, 2016, the remaining maximum dollar value of shares available for repurchase under the program was approximately $317,479.  The Company’s policy related to repurchases of its common stock is to charge any excess of cost over par value entirely to additional paid-in capital.  Following the announcement of the Company’s proposed Merger with Progressive on January 19, 2016, the Company suspended its stock repurchase program.

Cash Dividend

In October 2015, the Company announced that its Board of Directors increased its regular quarterly cash dividend by $0.015, from $0.13 to $0.145 per share. Cash dividends of $17,791 and $16,156 were paid during the three months ended March 31, 2016 and 2015, respectively.

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

In addition, the Company is a party to various claims and suits pending for alleged damages to persons and property, alleged violations of certain laws and alleged liabilities arising out of matters occurring during the normal operation of the waste management business. Except as noted in the matters described below, as of March 31, 2016, there is no current proceeding or litigation involving the Company or its property that the Company believes could have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

In August 2014, NWCS entered into an Alternative Dispute Resolution Memorandum of Agreement with several dozen other PRPs and a neutral allocator to conduct a confidential and non-binding allocation of certain past response costs allegedly incurred at the LDW Site as well as the anticipated future response costs associated with the clean-up.  The allocation process is designed to develop evidence relating to each PRP’s nexus, if any, to the LDW Site (whether or not that PRP is participating in the allocation process), for the allocator to hear arguments as to how each PRP’s nexus affects the allocation of response costs, and to determine each PRP’s share of the past and future response costs.  The goal of the allocation process is to reach agreement on a division of responsibility between and amongst the PRPs so that the PRPs then will be in a position to negotiate a global settlement with the EPA.  NWCS is defending itself vigorously in this confidential allocation process.  At this point, the Company is not able to determine the likelihood of the allocation process being completed as intended by the participating PRPs nor the likelihood of the parties then negotiating a global settlement with the EPA, and thus cannot determine the likelihood of any outcome in this matter.

Under CERCLA, certain Federal, State, and Indian Tribe officials are designated as natural resource trustees and have responsibility for ensuring the restoration of injured natural resources.  On February 11, 2016, NWCS received a letter (the “Letter”) from the United States Department of Commerce, National Oceanic and Atmospheric Administration (“NOAA”), describing certain investigatory activities conducted by the Elliott Bay Trustee Council (the “Council”).  The Council consists of all of the natural resources trustees for the LDW Site as well as two nearby Superfund sites, the Harbor Island site and the Lockheed West site.  The members of the Council include the United States, on behalf of the U.S. National Oceanic and Atmospheric Administration and the U.S. Department of the Interior, the Washington State Department of Ecology, and the Suquamish and Muckleshoot Indian Tribes (together, the “Trustees”).  The Letter appears to allege that NWCS may be a potentially liable party that allegedly contributed to the release of hazardous substances that have injured natural resources at the LDW Site.  The Letter, versions of which NWCS believes were sent to all or a group of the PRPs at the LDW Site, also notified its recipients of their opportunity to participate in the Trustees’ development of an Assessment Plan and the performance of a Natural Resources Damages Assessment in accordance with the Assessment Plan for both the LDW Site and the east and west waterways of the Harbor Island site.  NWCS timely responded with correspondence to the NOAA Office of General Counsel, dated March 9, 2016, in which it declined the invitation at that time.  NWCS does not know how other PRPs responded to the Letter, and has not received any further communication from NOAA or the Trustees.  At this point, the Company is not able to determine the likelihood or amount of an assessment of natural resource damages against NWCS in connection with this matter.

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

The Company fully redeemed the 2016 Notes on April 1, 2016, using borrowings under its credit agreement.

On April 19, 2016, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.145 per share on the Company’s common stock.  The dividend will be paid on May 17, 2016, to stockholders of record on the close of business on May 3, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 18, 2016, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Progressive Waste Solutions Ltd., a corporation organized under the laws of Ontario, Canada (“Progressive”) and Water Merger Sub LLC, a Delaware limited liability company and wholly-owned subsidiary of Progressive (“Merger Sub”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Waste Connections, Inc. (the “Merger”), with Waste Connections, Inc. surviving the Merger as a wholly-owned subsidiary of Progressive.

The proposed Merger is expected to close in the second quarter of 2016. Upon closing, the combined company will use the Waste Connections name and it is anticipated that its shares will trade on the New York Stock Exchange and the Toronto Stock Exchange. Upon completion of the proposed Merger, the combined company will be led by our current management team. The Board of Directors for the combined company will include the five current members of our Board and two members from Progressive’s current Board.

Under the terms of the Merger Agreement, our stockholders will receive 2.076843 Progressive shares for each Waste Connections share of common stock that they own. Subject to the approval of Progressive’s shareholders, Progressive expects to implement, immediately following the Merger, a share consolidation whereby every 2.076843 shares will be consolidated into one Progressive share on the basis of 0.4815 (1 divided by the 2.076843 ratio above) of a share on a post-consolidation basis for each one share outstanding on a pre-consolidation basis. If the share consolidation is approved by Progressive’s shareholders and effected, our stockholders will receive one share of the combined company for each existing Waste Connections share of common stock. In the event that the Merger is consummated but the Progressive shareholder approval of the consolidation is not obtained, Waste Connections stockholders will receive 2.076843 Progressive common shares for each share of Waste Connections common stock as a result of the Merger and the number of Progressive common shares held by Progressive shareholders will remain unchanged. Upon the completion of the proposed Merger and regardless of whether or not the share consolidation occurs, our stockholders will own approximately 70% of the combined company, and Progressive shareholders will own approximately 30%.

The proposed Merger is subject to customary closing conditions, including the approval of both companies’ shareholders.

The remainder of this Quarterly Report on Form 10-Q, other than the discussion of certain risks related to the Merger in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report, excludes any impact that results or may result from the Merger.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking in nature, including statements related to our ability to provide adequate cash to fund our operating activities, our ability to draw on our credit agreement or raise additional capital, the responsibilities of our subsidiaries with regard to possible cleanup obligations imposed by the EPA, the impact of global, regional and local economic conditions, including the price of crude oil, on our volume, business and results of operations, the effects of seasonality on our business and results of operations, our ability to address any impacts of inflation on our business, demand for recyclable commodities and recyclable commodity pricing, our expectations with respect to capital expenditures, our expectations with respect to our ability to obtain expansions of permitted landfill capacity and to provide collection services under exclusive arrangements, our expectations with respect to our stock repurchase program and future dividend payments, our expectations with respect to the outcomes of our legal proceedings, our expectations with respect to the potential financial impairment of our reporting units caused by dispositions of certain operating units, and our expectations with respect to the closing of the proposed Merger with Progressive.  These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should” or “anticipates,” or the negative thereof or comparable terminology, or by discussions of strategy.

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

Our business and operations are subject to a variety of risks and uncertainties and, consequently, actual results may differ materially from those projected by any forward-looking statements.  Factors that could cause actual results to differ from those projected include, but are not limited to, the following:

•	Negative trends or volatility in crude oil prices may adversely affect the level of exploration, development and production activity of E&P companies and the demand for our E&P waste services;

•	Our results are vulnerable to economic conditions;

•	Our financial and operating performance may be affected by the inability to renew landfill operating permits, obtain new landfills and expand existing ones;

•	A portion of our growth and future financial performance depends on our ability to integrate acquired businesses, and the success of our acquisitions;

•	Each business that we acquire or have acquired may have liabilities or risks that we fail or are unable to discover, or that become more adverse to our business than we anticipated at the time of acquisition;

•	Competition for acquisition candidates, consolidation within the waste industry and economic and market conditions may limit our ability to grow through acquisitions;

•	Our industry is highly competitive and includes larger and better capitalized companies, companies with lower prices, return expectations or other advantages, and governmental service providers, which could adversely affect our ability to compete and our operating results;

•	Our indebtedness could adversely affect our financial condition and limit our financial flexibility;

•	Price increases may not be adequate to offset the impact of increased costs, or may cause us to lose volume;

•	Fluctuations in prices for recycled commodities that we sell and rebates we offer to customers may cause our revenues and operating results to decline;

•	The seasonal nature of our business and “event-driven” waste projects cause our results to fluctuate;

•	We may lose contracts through competitive bidding, early termination or governmental action;

•	Alternatives to landfill disposal may cause our revenues and operating results to decline;

•	Increases in labor costs could impact our financial results;

•	Increases in the price of diesel or compressed natural gas fuel may adversely affect our collection business and reduce our operating margins;

•	Labor union activity could divert management attention and adversely affect our operating results;

•	We could face significant withdrawal liability if we withdraw from participation in one or more multiemployer pension plans in which we participate and the accrued pension benefits are not fully funded;

•	Pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements;

•	We may be subject in the normal course of business to judicial, administrative or other third-party proceedings that could interrupt or limit our operations, require expensive remediation, result in adverse judgments, settlements or fines and create negative publicity;

•	Our financial results could be adversely affected by impairments of goodwill, indefinite-lived intangibles or property and equipment;

•	Increases in insurance costs and the amount that we self-insure for various risks could reduce our operating margins and reported earnings;

•	We rely on computer systems to run our business and disruptions or privacy breaches in these systems could impact our ability to service our customers and adversely affect our financial results, damage our reputation, and expose us to litigation risk;

•	Extensive and evolving environmental, health and safety laws and regulations may restrict our operations and growth and increase our costs;

•	Our E&P waste business could be adversely affected by changes in laws regulating E&P waste;

•	Our E&P waste business depends on the willingness of E&P companies to outsource their waste services activities;

•	Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business and reduce oil and gas production by our customers, which could adversely impact our business;

•	Future changes in laws regulating the flow of solid waste in interstate commerce could adversely affect our operating results;

•	Extensive regulations that govern the design, operation, expansion and closure of landfills may restrict our landfill operations or increase our costs of operating landfills;

•	Our financial results are based upon estimates and assumptions that may differ from actual results;

•	Our accruals for our landfill site closure and post-closure costs may be inadequate;

•	We depend significantly on the services of the members of our senior and regional management team, and the departure of any of those persons could cause our operating results to suffer;

•	Our decentralized decision-making structure could allow local managers to make decisions that may adversely affect our operating results;

•	Liabilities for environmental damage may adversely affect our financial condition, business and earnings;

•	If we are not able to develop and protect intellectual property, or if a competitor develops or obtains exclusive rights to a breakthrough technology, our financial results may suffer; and

•	Our ability to complete the proposed Merger with Progressive.

These risks and uncertainties, as well as others, are discussed in greater detail in Item 1A to Part II of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission, or SEC, including our most recent Annual Report on Form 10-K.  There may be additional risks of which we are not presently aware or that we currently believe are immaterial which could have an adverse impact on our business.  We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances that may change.

OVERVIEW OF OUR BUSINESS

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

As of March 31, 2016, we served residential, commercial, industrial and E&P customers in 32 states:  Alabama, Alaska, Arizona, Arkansas, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Montana, Nebraska, Nevada, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Oregon, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington and Wyoming.  As of March 31, 2016, we owned or operated a network of 154 solid waste collection operations; 70 transfer stations; seven intermodal facilities, 37 recycling operations, 64 active MSW, E&P and/or non-MSW landfills, 24 E&P liquid waste injection wells and 18 E&P waste treatment and oil recovery facilities.

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

The E&P waste services industry is regional in nature and is also highly fragmented, with acquisition opportunities available in several active natural resource basins. Competition for E&P waste comes primarily from smaller regional companies that utilize a variety of disposal methods and generally serve specific geographic markets, and other solid waste companies. In addition, customers in many markets have the option of using internal disposal methods or outsourcing to another third-party disposal company. The principal competitive factors in this business include: gaining customer approval of treatment and disposal facilities; location of facilities in relation to customer activity; reputation; reliability of services; track record of environmental compliance; ability to accept multiple waste types at a single facility; and price. The demand for our E&P waste services depends on the continued demand for, and production of, oil and natural gas. Crude oil and natural gas prices historically have been volatile and the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and the first quarter of 2016, have resulted in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. A further reduction in crude oil and natural gas prices could lead to continued declines in the level of production activity and demand for our E&P waste services, which could result in the recognition of impairment charges on our goodwill, intangible assets and property and equipment associated with our E&P operations. At March 31, 2016, our E&P segment has remaining balances of $921.2 million in property and equipment, $77.3 million in goodwill and $21.5 million in indefinite-lived intangible assets.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

The following table sets forth items in our condensed consolidated statements of net income in thousands and as a percentage of revenues for the periods indicated.

	Three months ended March 31,
	2016		2015
Revenues	$514,680	100.0%	$506,100	100.0%
Cost of operations	287,192	55.8	281,123	55.6
Selling, general and administrative	67,682	13.2	58,144	11.5
Depreciation	60,897	11.8	57,307	11.3
Amortization of intangibles	7,694	1.5	6,999	1.4
Other operating items	236	0.0	662	0.1
Operating income	90,979	17.7	101,865	20.1

Interest expense	(17,184)	(3.3)	(15,697)	(3.1)
Other income (expense), net	222	0.0	(220)	(0.0)
Income tax provision	(29,000)	(5.6)	(33,867)	(6.7)
Net income	45,017	8.8	52,081	10.3
Net income attributable to noncontrolling interests	(175)	(0.1)	(257)	(0.1)
Net income attributable to Waste Connections	$44,842	8.7%	$51,824	10.2%

Revenues.  Total revenues increased $8.6 million, or 1.7%, to $514.7 million for the three months ended March 31, 2016, from $506.1 million for the three months ended March 31, 2015.

During the three months ended March 31, 2016, incremental revenue from acquisitions closed during, or subsequent to, the three months ended March 31, 2015, increased revenues by approximately $22.1 million. Operations divested during, or subsequent to, the three months ended March 31, 2015, decreased revenues by approximately $0.6 million.

During the three months ended March 31, 2016, the net increase in prices charged to our customers was $11.7 million, consisting of $13.4 million of core price increases, partially offset by a decrease of $1.7 million from fuel, materials and environmental surcharges due primarily to a decline in the market price of diesel fuel.

During the three months ended March 31, 2016, volume increases in our existing business increased solid waste revenues by $14.1 million from increases in roll off collection, transfer station volumes and landfill volumes resulting from increased construction and general economic activity in our markets. E&P revenues at facilities owned and fully-operated in each of the comparable periods decreased by $38.1 million due to the substantial reductions in crude oil prices that began in October 2014, and continued through the first quarter of 2016, which resulted in a decline in the level of drilling and production activity thereby reducing the demand for E&P waste services in the basins in which we operate.

Revenues from sales of recyclable commodities at facilities owned during the three months ended March 31, 2016 and 2015 decreased $0.9 million due primarily to decreased recyclable commodity prices.

Other revenues increased by $0.3 million during the three months ended March 31, 2016.

Cost of Operations.  Total cost of operations increased $6.1 million, or 2.2%, to $287.2 million for the three months ended March 31, 2016, from $281.1 million for the three months ended March 31, 2015. The increase was primarily the result of $12.4 million of additional operating costs from solid waste acquisitions closed during, or subsequent to, the three months ended March 31, 2015 and an increase in operating costs at our existing solid waste and intermodal operations of $13.4 million, less a decrease in operating costs at our existing and internally developed E&P operations of $19.7 million.

The increase in operating costs at our existing solid waste and intermodal operations of $13.4 million for the three months ended March 31, 2016 was comprised of an increase in labor expenses of $5.7 million due primarily to employee pay rate and headcount increases to support volume increases, an increase in taxes on revenues of $3.2 million due to increased revenues in our solid waste markets, an increase in auto and workers’ compensation claims expense under our high deductible insurance program of $2.0 million due primarily to adjustments to projected losses on prior period claims, an increase in third-party disposal expense of $1.4 million due to disposal rate increases and higher disposal costs associated with increased collection and transfer station volumes, an increase in truck, container, equipment and facility maintenance and repair expenses of $1.3 million due to variability in the timing and severity of major repairs, an increase in third-party trucking and transportation expenses of $1.1 million due to increased transfer station and landfill volumes that require us to transport the waste to our disposal sites, an increase in the cost of recyclable commodities of $0.5 million due to reduced commodity sales values requiring, in certain markets, for us to pay third parties to take final possession of recyclable commodities processed at our facilities and $0.9 million of other net expense increases, partially offset by a decrease in fuel expense of $2.7 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements.

During the three months ended March 31, 2015 we incurred $5.0 million in expenses due to site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites and $1.5 million of start-up related expenses at two new E&P disposal facilities. The remaining decrease in operating costs at our E&P operations of $13.2 million for the three months ended March 31, 2016 was comprised of decreased fuel expenses of $0.8 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased third-party trucking and transportation expenses of $3.0 million, decreased employee wage expenses of $2.8 million, decreased cell processing and site remediation work of $1.9 million, decreased equipment repair expenses of $1.7 million, decreased equipment rental expenses of $1.0 million, decreased landfill operating supplies of $0.7 million and $1.3 million of other expense decreases.

Cost of operations as a percentage of revenues increased 0.2 percentage points to 55.8% for the three months ended March 31, 2016, from 55.6% for the three months ended March 31, 2015. The increase as a percentage of revenues was primarily the result of a 0.2 percentage point increase at our E&P operations, comprised of a 1.5 percentage point increase resulting from fixed operating expenses increasing as an overall percentage of revenues due to the aforementioned decline in E&P revenues, partially offset by a 1.3 percentage point decrease from the prior year expenses related to the aforementioned site clean-up, remediation work and start-up related expenses. Cost of operations at our solid waste operations as a percentage of revenue was unchanged due to the net impact of a 0.4 percentage point increase resulting from the current year quarter having one additional calendar day resulting in higher expenses without the added benefit of higher revenue in our fixed price residential and commercial collection businesses, a 0.4 percentage point increase in auto and workers’ compensation claims expense and a 0.4 percentage point increase in taxes on revenues, partially offset by a 0.9 percentage point decrease in fuel expense and a 0.3 percentage point decrease in disposal expense due to increases in solid waste landfill revenues which do not have associated disposal expenses.

SG&A.  SG&A expenses increased $9.6 million, or 16.4%, to $67.7 million for the three months ended March 31, 2016, from $58.1 million for the three months ended March 31, 2015.  The increase was primarily the result of an increase in direct acquisition costs of $8.3 million due primarily to our proposed Merger with Progressive, which is expected to close in the second quarter of 2016, an increase of $1.6 million from additional SG&A expenses attributable to acquisitions closed during, or subsequent to, the three months ended March 31, 2015, an increase in payroll expenses of $0.8 million primarily related to headcount increases in our solid waste segments and annual compensation increases, an increase of $0.5 million in equity-based compensation expenses associated with our annual recurring grant of restricted stock units to our personnel and $0.2 million of other net expense increases, partially offset by a decrease in accrued cash incentive compensation expense of $1.1 million as we are not projected to achieve the same level of certain financial targets that were met in the prior year period and a decrease in travel expenses of $0.7 million due primarily to a reduction in travel activity in our E&P segment resulting from a decrease in the headcount of management-level personnel.

SG&A expenses as a percentage of revenues increased 1.7% percentage points to 13.2% for the three months ended March 31, 2016, from 11.5% for the three months ended March 31, 2015. The increase as a percentage of revenues was primarily the result of a 1.7 percentage point increase in direct acquisition costs, a 0.3 percentage point increase in payroll expenses and a 0.1 percentage point increase in equity-based compensation expenses, partially offset by a 0.2 percentage point decrease in accrued cash incentive compensation expense and a 0.2 percentage point decrease from the benefit of leveraging existing administrative functions to support acquisitions.

Depreciation.  Depreciation expense increased $3.6 million, or 6.3%, to $60.9 million for the three months ended March 31, 2016, from $57.3 million for the three months ended March 31, 2015.  The increase was primarily the result of an increase in depletion expense of $1.4 million at our existing solid waste landfills due primarily to an increase in volumes, additional depreciation and depletion expense of $3.6 million from acquisitions closed during, or subsequent to, the three months ended March 31, 2015 and an increase in depreciation expense of $1.7 million associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by a decrease in depletion expense of $3.1 million at our existing E&P landfills due to volume decreases resulting from a decline in the level of oil drilling and production activity due to reductions in crude oil prices.

Depreciation expense as a percentage of revenues increased 0.5 percentage points to 11.8% for the three months ended March 31, 2016, from 11.3% for the three months ended March 31, 2015. The increase as a percentage of revenues was due primarily to the impact of a decline in E&P revenues from operations owned in the comparable periods and depreciation expense associated with additions to our fleet and equipment purchased to support our existing operations, partially offset by the decrease in depletion expense at our existing E&P landfills.

Amortization of Intangibles.  Amortization of intangibles expense increased $0.7 million, or 9.9%, to $7.7 million for the three months ended March 31, 2016, from $7.0 million for the three months ended March 31, 2015. Amortization expense as a percentage of revenues increased 0.1 percentage points to 1.5% for the three months ended March 31, 2016, from 1.4% for the three months ended March 31, 2015.

The dollar amount and percentage of revenues increases were attributable to additional amortization expense during the three months ended March 31, 2016 from acquisitions closed during, or subsequent to, the three months ended March 31, 2015.

Operating Income.  Operating income decreased $10.9 million to $91.0 million for the three months ended March 31, 2016, from $101.9 million for the three months ended March 31, 2015.  The decrease was attributable to the $9.6 million increase in SG&A expense, $6.1 million increase in costs of operations, $3.6 million increase in depreciation expense and $0.7 million increase in amortization of intangibles expense, partially offset by the $8.6 million increase in revenues and a $0.4 million decrease in other operating items.

Operating income as a percentage of revenues decreased 2.4 percentage points to 17.7% for the three months ended March 31, 2016, from 20.1% for the three months ended March 31, 2015.  The decrease as a percentage of revenues was comprised of a 1.7 percentage point increase in SG&A expense, a 0.5 percentage point increase in depreciation expense, a 0.2 percentage point increase in cost of operations and a 0.1 percentage point increase in amortization expense, partially offset by a 0.1 percentage point decrease in other operating items.

Interest Expense.  Interest expense increased $1.5 million, or 9.5%, to $17.2 million for the three months ended March 31, 2016, from $15.7 million for the three months ended March 31, 2015. The increase was primarily attributable to an increase of $4.2 million from the August 2015 issuance of our 2022 Notes and 2025 Notes, an increase of $0.8 million resulting from the commencement of four new interest rate swaps totaling $175 million with an average fixed rate of 2.34% and an increase of $0.6 due to an increase in the base rate and LIBOR rate for outstanding borrowings under our revolving credit and term loan agreement, partially offset by a decrease of $2.7 million for the redemption of our 2015 Notes in October 2015 using proceeds from our revolving credit facility which has a lower interest rate relative to the fixed interest rate in effect when the 2015 Notes were outstanding, a decrease of $0.8 million from the net decrease in the combined average outstanding borrowings under our revolving credit and term loan agreement and a decrease of $0.6 million in interest accretion expense primarily resulting from decreases to the fair value of contingent consideration recorded in the third quarter of 2015 associated with an E&P acquisition closed in a prior year period.

Other Income (Expense), Net.  Other income (expense), net, increased $0.4 million, to an income total of $0.2 million for the three months ended March 31, 2016, from an expense total of $0.2 million for the three months ended March 31, 2015. The increase was primarily attributable to an expense charge of $0.6 million for the write-off of a portion of unamortized debt issuance costs resulting from the January 2015 refinancing our prior term loan agreement and prior credit agreement, partially offset by an increase of $0.2 million from other net changes.

Income Tax Provision.  Income taxes decreased $4.9 million, to $29.0 million for the three months ended March 31, 2016, from $33.9 million for the three months ended March 31, 2015, primarily as a result of decreased pre-tax income. Our effective tax rate for the three months ended March 31, 2016 and 2015 was 39.2% and 39.4%, respectively.

Our 2013 U.S. federal income tax return was examined by the Internal Revenue Service in 2016.  The examination has concluded and no changes were made as a result of such examination.

SEGMENT RESULTS

General

No single contract or customer accounted for more than 10% of our total revenues at the consolidated or reportable segment level during the periods presented.  The following tables reflect a breakdown of our revenue and inter-company eliminations for the periods indicated (dollars in thousands).

	Three months ended March 31, 2016
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$356,598	$(1,321)	$355,277	69.0%
Solid waste disposal and transfer	170,083	(66,034)	104,049	20.2
Solid waste recycling	10,619	(639)	9,980	2.0
E&P waste treatment, recovery and disposal	32,851	(2,366)	30,485	5.9
Intermodal and other	14,889	-	14,889	2.9
Total	$585,040	$(70,360)	$514,680	100.0%

	Three months ended March 31, 2015
	Revenue	Intercompany Revenue	Reported Revenue	% of Reported Revenue
Solid waste collection	$327,005	$(919)	$326,086	64.4%
Solid waste disposal and transfer	142,430	(56,326)	86,104	17.0
Solid waste recycling	11,069	(221)	10,848	2.1
E&P waste treatment, recovery and disposal	72,556	(3,998)	68,558	13.6
Intermodal and other	14,504	-	14,504	2.9
Total	$567,564	$(61,464)	$506,100	100.0%

Our CODM evaluates operating segment profitability and determines resource allocations based on several factors, of which the primary financial measure is segment EBITDA.  We define segment EBITDA as earnings before interest, taxes, depreciation, amortization, other operating items and other income (expense).  Segment EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies.  Our management uses segment EBITDA in the evaluation of segment operating performance as it is a profit measure that is generally within the control of the operating segments.

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

Revenues, net of intercompany eliminations, for our reportable segments are shown in the following table in thousands and as a percentage of total revenues for the periods indicated:

	Three months ended March 31,
	2016		2015
Western	$219,234	42.6%	$205,626	40.6%
Central	142,476	27.7	134,935	26.7
Eastern	122,502	23.8	98,024	19.4
E&P	30,468	5.9	67,515	13.3
	$514,680	100.0%	$506,100	100.0%

Segment EBITDA for our reportable segments is shown in the following table in thousands and as a percentage of segment revenues for the periods indicated:

	Three months ended March 31,
	2016		2015
Western	$73,789	33.7%	$68,892	33.5%
Central	49,837	35.0	47,350	35.1
Eastern	38,246	31.2	30,072	30.7
E&P	6,422	21.1	20,976	31.1
Corporate(a)	(8,488)	-	(457)	-
	$159,806	31.0%	$166,833	33.0%

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

Significant changes in revenue and segment EBITDA for our reportable segments for the three month period ended March 31, 2016, compared to the three month period ended March 31, 2015, are discussed below:

Segment Revenue

Revenue in our Western segment increased $13.6 million, or 6.6%, to $219.2 million for the three months ended March 31, 2016, from $205.6 million for the three months ended March 31, 2015.  The components of the increase consisted of solid waste volume increases of $9.6 million associated with landfill municipal solid waste, landfill special waste and residential, commercial and roll off collection operations, net price increases of $3.2 million, revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2015, of $0.9 million and other revenue increases of $0.4 million, partially offset by decreased recyclable commodity sales of $0.3 million resulting from declines in the price of recyclable commodities and decreases of $0.2 million from reduced E&P disposal volumes at our solid waste landfills.

Revenue in our Central segment increased $7.6 million, or 5.6%, to $142.5 million for the three months ended March 31, 2016, from $134.9 million for the three months ended March 31, 2015.  The components of the increase consisted of net price increases of $5.8 million, solid waste volume increases of $1.4 million associated with increases in roll off collection, landfill municipal solid waste and landfill special waste exceeding declines in residential collection volumes and net revenue growth from acquisitions and divestitures closed during, or subsequent to, the three months ended March 31, 2015, of $2.0 million, partially offset by decreases of $1.5 million from reduced E&P disposal volumes at our solid waste landfills and other revenue decreases of $0.1 million.

Revenue in our Eastern segment increased $24.5 million, or 25.0%, to $122.5 million for the three months ended March 31, 2016, from $98.0 million for the three months ended March 31, 2015.  The components of the increase consisted of revenue growth from acquisitions closed during, or subsequent to, the three months ended March 31, 2015, of $18.6 million, net price increases of $2.7 million and solid waste volume increases of $3.7 million primarily from volume increases in roll off collection, transfer station and landfill special waste exceeding volume decreases in residential collection, partially offset by recyclable commodity sales decreases of $0.4 million due primarily to declines in the price of recyclable commodities and other revenue decreases of $0.1 million.

Revenue in our E&P segment decreased $37.0 million, or 54.9%, to $30.5 million for the three months ended March 31, 2016, from $67.5 million for the three months ended March 31, 2015.  During the three months ended March 31, 2016, our E&P segment was adversely affected by the substantial reductions in crude oil prices that began in October 2014, and continued through 2015 and early 2016, resulting in a decline in the level of drilling and production activity, reducing the demand for E&P waste services in the basins in which we operate. The carryover impact from the aforementioned reduction in the price of crude oil, which has dropped again at the beginning of 2016, is expected to contribute to revenue at our E&P segment in 2016 declining between 20% and 30% from 2015.

Segment EBITDA

Segment EBITDA in our Western segment increased $4.9 million, or 7.1%, to $73.8 million for the three months ended March 31, 2016, from $68.9 million for the three months ended March 31, 2015.  The increase was due primarily to an increase in revenues of $13.6 million and a decrease in fuel expense of $0.6 million due to lower market prices for diesel fuel not purchased under diesel fuel hedges, partially offset by an increase in direct and administrative labor expenses of $3.4 million due primarily to employee pay rate increases and increased headcount to support revenue volume increases, an increase in taxes on revenues of $2.1 million due to increased revenues, an increase in auto, workers’ compensation and property claims expenses under our high deductible insurance program of $0.7 million due primarily to adjustments to projected losses on prior period claims, an increase in third-party disposal expense of $0.6 million due to increased collection volumes and disposal rate increases, an increase in the cost of recyclable commodities of $0.6 million due to reduced commodity sales values requiring, in certain markets, for us to pay third parties to take final possession of recyclable commodities processed at our facilities, an increase in corporate overhead expense allocations of $0.6 million due primarily to revenue growth, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.4 million due to variability in the timing and severity of major repairs and $0.9 million of other net expense increases.

Segment EBITDA in our Central segment increased $2.4 million, or 5.3%, to $49.8 million for the three months ended March 31, 2016, from $47.4 million for the three months ended March 31, 2015.  The increase was due primarily to an increase in revenues of $7.6 million and a decrease in fuel expense of $1.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by an increase in direct and administrative labor expenses of $2.1 million due primarily to employee pay rate increases, a net $1.9 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.5 million due to variability in the timing and severity of major repairs, an increase in auto, workers’ compensation and property claims expenses under our high deductible insurance program of $0.5 million due primarily to adjustments to projected losses on prior period claims, an increase in taxes on revenues of $0.4 million due primarily to increased landfill revenues, an increase in corporate overhead expense allocations of $0.3 million due primarily to revenue growth and $0.6 million of other net expense increases.

Segment EBITDA in our Eastern segment increased $8.1 million, or 27.2%, to $38.2 million for the three months ended March 31, 2016, from $30.1 million for the three months ended March 31, 2015.  The increase was due primarily to an increase in revenues of $24.5 million and a decrease in fuel expense of $1.1 million due to lower market prices for diesel fuel not purchased under diesel fuel hedge agreements, partially offset by a net $12.1 million increase in cost of operations and SG&A expenses attributable to acquired operations, an increase in direct and administrative labor expenses of $1.5 million due primarily to employee pay rate increases and increased headcount to support internal growth, an increase in corporate overhead expense allocations of $0.8 million due primarily to revenue growth, an increase in third-party trucking and transportation expenses of $0.7 million due to increased landfill special waste volumes and transfer station volumes that require us to be responsible for the costs of transporting the waste to our disposal operations, an increase in taxes on revenues of $0.7 million at a new landfill site that commenced operations in 2015, an increase in disposal expense of $0.6 million due to rate increases at third-party disposal operations, an increase in truck, container, equipment and facility maintenance and repair expenses of $0.4 million due to variability in the timing and severity of major repairs and $0.7 million of other net expense increases.

Segment EBITDA in our E&P segment decreased $14.6 million, or 69.4%, to $6.4 million for the three months ended March 31, 2016, from $21.0 million for the three months ended March 31, 2015.  The decrease was due primarily to a $37.0 million decrease in revenues, partially offset by decreased expenses of $5.0 million associated with costs incurred during the three months ended March 31, 2015 for site clean-up and remediation work associated with flooding and other surface damage at two of our E&P disposal sites in New Mexico resulting from heavy precipitation affecting the sites, a decrease of $1.5 million in expenses resulting from start-up costs incurred during the three months ended March 31, 2015 at two new E&P disposal facilities, a decrease in corporate overhead expense allocations of $0.8 million due primarily to declines in revenue, decreased fuel expenses of $0.8 million due primarily to decreases in the price of diesel fuel and the following changes attributable to a reduction in our operations resulting from the decline in the level of drilling and production activity: decreased employee wage expenses of $3.5 million, decreased third-party trucking and transportation expenses of $3.0 million, decreased cell processing and site remediation work of $1.9 million, decreased equipment repair expenses of $1.7 million, decreased equipment rental expenses of $1.0 million, decreased landfill operating supplies of $0.7 million, decreased employee travel expenses of $0.6 million and $1.9 million of other expense decreases.

Segment EBITDA at Corporate decreased $8.0 million, to a loss of $8.5 million for the three months ended March 31, 2016, from a loss of $0.5 million for the three months ended March 31, 2015.  The increased loss was due to an increase in direct acquisition expenses of $8.3 million attributable primarily to our proposed Merger with Progressive, which is expected to close in the second quarter of 2016, an increase in legal expenses of $0.6 million, an increase of $0.5 million in equity-based compensation expenses associated with our annual recurring grant of restricted stock units to our personnel, an increase in payroll expenses of $0.5 million due primarily to pay rate increases and $0.3 million of other net expense increases, partially offset by a decrease in accrued cash incentive compensation expense of $1.2 million as we did not achieve the same level of certain financial targets that were met in the prior year period and an increase in revenue-based corporate overhead expense allocations to our segments of $1.0 million due primarily to our revenue growth in our solid waste segments.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain cash flow information for the three month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$164,716	$162,571
Net cash used in investing activities	(59,042)	(132,174)
Net cash used in financing activities	(107,385)	(29,016)
Net increase (decrease) in cash and equivalents	(1,711)	1,381
Cash and equivalents at beginning of period	10,974	14,353
Cash and equivalents at end of period	$9,263	$15,734

Operating Activities Cash Flows

For the three months ended March 31, 2016, net cash provided by operating activities was $164.7 million.  For the three months ended March 31, 2015, net cash provided by operating activities was $162.6 million.  The $2.1 million increase was due primarily to the following:

1)	A decrease in net income of $7.1 million, adjusted for an increase in cash flows from operating assets and liabilities, net of effects from closed acquisitions, of $9.0 million. Cash provided by operating assets and liabilities, net of effects from closed acquisitions, was $30.6 million and $21.6 million for the three months ended March 31, 2016 and 2015, respectively. The significant components of the $30.6 million in net cash inflows from changes in operating assets and liabilities, net of effects from closed acquisitions, for the three months ended March 31, 2016, include the following:
a)	an increase in cash resulting from an $18.4 million decrease in accounts receivable due, in part, to improved collection results;
b)	an increase in cash resulting from a $7.6 million decrease in prepaid expenses and other current assets due primarily to decreases in prepaid income taxes and prepaid insurance premiums;
c)	an increase in cash resulting from a $5.8 million increase in accounts payable due primarily to the timing of vendor payments; less
d)	a decrease in cash resulting from a decrease in accrued liabilities of $0.8 million due primarily to a reduction in accrued cash incentive compensation expense due to the payment of annual cash incentive compensation for 2015 during the three months ended March 31, 2016, partially offset by an increase in accrued direct acquisition costs associated with the proposed Merger with Progressive and an increase in accrued payroll-related expenses due to the timing of our bi-weekly pay cycles;
2)	An increase in depreciation expense of $3.6 million due primarily to increased depreciation expense resulting from increased capital expenditures; less
3)	A decrease of $3.0 million attributable to an increase in the excess tax benefits associated with equity-based compensation, due to an increase in taxable income recognized by employees from equity-based compensation that is tax deductible to us.

As of March 31, 2016, we had a working capital deficit of $46.4 million, including cash and equivalents of $9.3 million.  Our working capital deficit increased $30.6 million from a working capital deficit of $15.8 million at December 31, 2015, including cash and equivalents of $11.0 million.  To date, we have experienced no loss or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.  Our strategy in managing our working capital is generally to apply the cash generated from our operations that remains after satisfying our working capital and capital expenditure requirements, along with stock repurchase and dividend programs, to reduce the unhedged portion of our indebtedness under our credit agreement and to minimize our cash balances.

Investing Activities Cash Flows

Net cash used in investing activities decreased $73.2 million to $59.0 million for the three months ended March 31, 2016, from $132.2 million for the three months ended March 31, 2015. The significant components of the decrease include a decrease in payments for acquisitions of $87.3 million, partially offset by an increase in capital expenditures for property and equipment of $14.9 million. The decrease in payments for acquisitions was due to a reduction in the number of acquisitions closed. During the three months ended March 31, 2016, we acquired four solid waste collection businesses. During the three months ended March 31, 2015, we acquired four solid waste collection businesses, an E&P waste stream treatment and recycling business and a permitted, development stage E&P landfill site. The increase in capital expenditures for property and equipment was due primarily to increases in expenditures for collection trucks and landfill site costs and expenditures resulting from the November 2015 acquisition of Rock River Environmental Services, Inc.

Financing Activities Cash Flows

Net cash used in financing activities increased $78.4 million to $107.4 million for the three months ended March 31, 2016, from $29.0 million for the three months ended March 31, 2015.  The significant components of the increase include the following:

1)	An increase in net repayments of long-term borrowings of $95.4 million due primarily to reduced proceeds from borrowings to fund payments for acquisitions and payments to repurchase our common stock during the three months ended March 31, 2016;
2)	An increase in payment of contingent consideration recorded at acquisition date of $2.2 million due primarily to the payout of the fair value of a contingent liability associated with obtaining a permit to construct and operate a new E&P landfill operation; and
3)	An increase in cash dividends paid of $1.6 million due primarily to an increase in our quarterly dividend rate to $0.145 per share for the three months ended March 31, 2016, from $0.13 per share for the three months ended March 31, 2015; less
4)	A decrease in payments to repurchase our common stock of $18.4 million due to no shares being repurchased during the three months ended March 31, 2016; less
5)	An increase of $3.0 million attributable to an increase in the excess tax benefits associated with equity-based compensation, due to an increase in taxable income recognized by employees from equity-based compensation that is tax deductible to us; less
6)	A decrease in payments for debt issuance costs of $3.0 million incurred in connection with our revolving credit and term loan agreement that we entered into in January 2015.

Our business is capital intensive.  Our capital requirements include acquisitions and capital expenditures for landfill cell construction, landfill development, landfill closure activities and intermodal facility construction in the future.

Our Board of Directors has authorized a common stock repurchase program for the repurchase of up to $1.2 billion of our common stock through December 31, 2017. Under the program, stock repurchases may be made in the open market or in privately negotiated transactions from time to time at management’s discretion. The timing and amounts of any repurchases will depend on many factors, including our capital structure, the market price of the common stock and overall market conditions. As of March 31, 2016 and 2015, we had repurchased in aggregate 42.0 million and 40.5 million shares, respectively, of our common stock at an aggregate cost of $882.5 million and $809.7 million, respectively.  No shares were repurchased under the program during the three months ended March 31, 2016. As of March 31, 2016, the remaining maximum dollar value of shares available for purchase under the program was approximately $317.5 million. Following the announcement of our proposed Merger with Progressive on January 19, 2016, we suspended our stock repurchase program.

Our Board of Directors authorized the initiation of a quarterly cash dividend in October 2010 and has increased it on an annual basis. In October 2015, our Board of Directors authorized an increase to our regular quarterly cash dividend of $0.015, from $0.13 to $0.145 per share. Cash dividends of $17.8 million and $16.2 million were paid during the three months ended March 31, 2016 and 2015, respectively. We cannot assure you as to the amounts or timing of future dividends.

We made $56.6 million in capital expenditures during the three months ended March 31, 2016.  We expect to make capital expenditures of approximately $230 million in 2016 in connection with our existing business.  We have funded and intend to fund the balance of our planned 2016 capital expenditures principally through cash on hand, internally generated funds and borrowings under our credit agreement.  In addition, we may make substantial additional capital expenditures in acquiring MSW and E&P waste businesses. If we acquire additional landfill disposal facilities, we may also have to make significant expenditures to bring them into compliance with applicable regulatory requirements, obtain permits or expand our available disposal capacity.  We cannot currently determine the amount of these expenditures because they will depend on the number, nature, condition and permitted status of any acquired landfill disposal facilities.  We believe that our cash and equivalents, credit agreement and the funds we expect to generate from operations will provide adequate cash to fund our working capital and other cash needs for the foreseeable future.  However, disruptions in the capital and credit markets could adversely affect our ability to draw on our credit agreement or raise other capital.  Our access to funds under the credit agreement is dependent on the ability of the banks that are parties to the agreement to meet their funding commitments.  Those banks may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

As of March 31, 2016, $800.0 million under the term loan and $309.0 million under the revolving credit facility were outstanding under our credit agreement, exclusive of outstanding standby letters of credit of $78.4 million.  Our credit agreement matures in January 2020.

As of March 31, 2016, we had the following contractual obligations:

	Payments Due by Period
	(amounts in thousands)
Recorded Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Long-term debt	$2,075,260	$1,590	$67,407	$1,385,380	$620,883
Cash interest payments	$327,923	$63,852	$119,328	$74,271	$70,472
Contingent consideration	$68,170	$20,430	$4,631	$7,369	$35,740
Final capping, closure and post-closure	$836,717	$-	$5,632	$8,261	$822,824

Long-term debt payments include:

1)	$309.0 million in principal payments due January 2020 related to our revolving credit facility under our credit agreement. We may elect to draw amounts on our credit agreement in either base rate loans or LIBOR loans. At March 31, 2016, $305.0 million of the outstanding borrowings drawn under the revolving credit facility were in LIBOR loans, which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 1.64% at March 31, 2016) and $4.0 million of the outstanding borrowings drawn under the revolving credit facility were in base rate loans, which bear interest at the base rate plus the applicable base rate margin (for a total rate of 3.70% at March 31, 2016).

2)	$800.0 million in principal payments due January 2020 related to our term loan under our credit agreement. Outstanding amounts on the term loan can be either base rate loans or LIBOR loans. At March 31, 2016, all amounts outstanding under the term loan were in LIBOR loans which bear interest at the LIBOR rate plus the applicable LIBOR margin (for a total rate of 1.64% at March 31, 2016).

3)	$100.0 million in principal payments due April 1, 2016 related to our 2016 Notes. Holders of the 2016 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2016 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2016 Notes bear interest at a rate of 3.30%. We have recorded this obligation in the payments due in 3 to 5 years category in the table above as we redeemed the 2016 Notes on April 1, 2016 using borrowings under our credit agreement.

4)	$50.0 million in principal payments due 2018 related to our 2018 Notes. Holders of the 2018 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2018 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2018 Notes bear interest at a rate of 4.00%.

5)	$175.0 million in principal payments due 2019 related to our 2019 Notes. Holders of the 2019 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2019 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2019 Notes bear interest at a rate of 5.25%.

6)	$100.0 million in principal payments due 2021 related to our 2021 Notes. Holders of the 2021 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2021 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2021 Notes bear interest at a rate of 4.64%.

7)	$125.0 million in principal payments due 2022 related to our 2022 Notes. Holders of the 2022 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2022 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2022 Notes bear interest at a rate of 3.09%.

8)	$375.0 million in principal payments due 2025 related to our 2025 Notes. Holders of the 2025 Notes may require us to purchase their notes in cash at a purchase price of 100% of the principal amount of the 2025 Notes plus accrued and unpaid interest, if any, upon a change in control, as defined in the master note purchase agreement. The 2025 Notes bear interest at a rate of 3.41%.

9)	$31.4 million in principal payments related to our tax-exempt bonds, which bear interest at variable rates (0.46% at March 31, 2016). The tax-exempt bonds have maturity dates ranging from 2018 to 2033.

10)	$9.8 million in principal payments related to our notes payable to sellers and other third parties. Our notes payable to sellers and other third parties bear interest at rates between 3.0% and 10.9% at March 31, 2016, and have maturity dates ranging from 2016 to 2036.

The following assumptions were made in calculating cash interest payments:

1)	We calculated cash interest payments on the credit agreement using the LIBOR rate plus the applicable LIBOR margin at March 31, 2016. We assumed the credit agreement is paid off when it matures in January 2020.

2)	We calculated cash interest payments on our interest rate swaps using the stated interest rate in the swap agreement less the LIBOR rate through the earlier expiration of the term of the swaps or the term of the credit facility.

Contingent consideration payments include $47.6 million recorded as liabilities in our condensed consolidated financial statements at March 31, 2016, and $20.5 million of future interest accretion on the recorded obligations.

The estimated final capping, closure and post-closure expenditures presented above are in current dollars.

	Amount of Commitment Expiration Per Period
	(amounts in thousands)
Unrecorded Obligations(1)	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	Over 5 Years
Operating leases	$108,944	$16,416	$25,067	$16,983	$50,478
Unconditional purchase obligations	$42,275	$25,279	$16,996	$-	$-

____________________

(1)	We are party to operating lease agreements and unconditional purchase obligations. These lease agreements and purchase obligations are established in the ordinary course of our business and are designed to provide us with access to facilities and products at competitive, market-driven prices. At March 31, 2016, our unconditional purchase obligations consisted of multiple fixed-price fuel purchase contracts under which we have 16.1 million gallons remaining to be purchased for a total of $42.3 million. The current fuel purchase contracts expire on or before December 31, 2017. These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

We have obtained financial surety bonds, primarily to support our financial assurance needs and landfill and E&P operations.  We provided customers and various regulatory authorities with surety bonds in the aggregate amounts of approximately $474.1 million and $475.5 million at March 31, 2016 and December 31, 2015, respectively.  These arrangements have not materially affected our financial position, results of operations or liquidity during the three months ended March 31, 2016, nor are they expected to have a material impact on our future financial position, results of operations or liquidity.

From time to time, we evaluate our existing operations and their strategic importance to us.  If we determine that a given operating unit does not have future strategic importance, we may sell or otherwise dispose of those operations.  Although we believe our reporting units would not be impaired by such dispositions, we could incur losses on them.

The disposal tonnage that we received in the three month periods ended March 31, 2016 and 2015, at all of our landfills during the respective period, is shown below (tons in thousands):

	Three months ended March 31,
	2016		2015
	Number of Sites	Total Tons	Number of Sites	Total Tons
Owned operational landfills and landfills operated under life-of-site agreements	59	5,182	54	4,566
Operated landfills	5	126	5	116
	64	5,308	59	4,682

NON-GAAP FINANCIAL MEASURES

Adjusted Free Cash Flow

We present adjusted free cash flow, a non-GAAP financial measure, supplementally because it is widely used by investors as a valuation and liquidity measure in the solid waste industry.  Management uses adjusted free cash flow as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted free cash flow as net cash provided by operating activities, plus proceeds from disposal of assets, plus or minus change in book overdraft, plus excess tax benefit associated with equity-based compensation, less capital expenditures for property and equipment and distributions to noncontrolling interests.  We further adjust this calculation to exclude the effects of items management believes impact the ability to assess the operating performance of our business. This measure is not a substitute for, and should be used in conjunction with, GAAP liquidity or financial measures.  Other companies may calculate adjusted free cash flow differently.  Our adjusted free cash flow for the three month periods ended March 31, 2016 and 2015, are calculated as follows (amounts in thousands):

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$164,716	$162,571
Plus/less: Change in book overdraft	(151)	25
Plus: Proceeds from disposal of assets	681	598
Plus: Excess tax benefit associated with equity-based compensation	4,434	1,479
Less: Capital expenditures for property and equipment	(56,575)	(41,706)
Less: Distributions to noncontrolling interests	(4)	(43)
Adjustment:
Payment of contingent consideration recorded in earnings (a)	33	-
Acquisition-related costs, net of taxes (b)	424	-
Adjusted free cash flow	$113,558	$122,924

____________________

(a)	Reflects the addback of acquisition-related payments for contingent consideration that were recorded as expenses in earnings and as a component of cash flows from operating activities as the amounts paid exceeded the fair value of the contingent consideration recorded at the acquisition date.
(b)	Reflects the addback of third party expenses and reimbursable advances to employees associated with the proposed Merger, net of taxes at the applied tax rate for the period.

Adjusted EBITDA

We present adjusted EBITDA, a non-GAAP financial measure, supplementally because it is widely used by investors as a performance and valuation measure in the solid waste industry.  Management uses adjusted EBITDA as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations.  We define adjusted EBITDA as net income, plus income tax provision, plus interest expense, plus depreciation and amortization expense, plus closure and post-closure accretion expense, plus or minus any loss or gain on other operating items, plus other expense, less other income.  We further adjust this calculation to exclude the effects of other items management believes impact the ability to assess the operating performance of our business.  This measure is not a substitute for, and should be used in conjunction with, GAAP financial measures.  Other companies may calculate adjusted EBITDA differently.  Our adjusted EBITDA for the three month periods ended March 31, 2016 and 2015, are calculated as follows (amounts in thousands):

	Three months ended March 31,
	2016	2015
Net income	$45,017	$52,081
Plus: Income tax provision	29,000	33,867
Plus: Interest expense	17,184	15,697
Plus: Depreciation and amortization	68,591	64,306
Plus: Closure and post-closure accretion	1,116	955
Plus: Other operating items (a)	236	662
Plus/less: Other expense (income), net	(222)	220
Adjustments:
Plus: Acquisition-related costs (b)	8,815	512
Adjusted EBITDA	$169,737	$168,300

____________________

(a) Reflects the addback of other operating items.

(b) Reflects the addback of acquisition-related transaction costs.

Adjusted Net Income and Adjusted Net Income per Diluted Share

We present adjusted net income and adjusted net income per diluted share, both non-GAAP financial measures, supplementally because they are widely used by investors as a valuation measure in the solid waste industry. Management uses adjusted net income and adjusted net income per diluted share as one of the principal measures to evaluate and monitor the ongoing financial performance of our operations. We provide adjusted net income to exclude the effects of items management believes impact the comparability of operating results between periods. Adjusted net income has limitations due to the fact that it excludes items that have an impact on our financial condition and results of operations. Adjusted net income and adjusted net income per diluted share are not a substitute for, and should be used in conjunction with, GAAP financial measures. Other companies may calculate adjusted net income and adjusted net income per diluted share differently.  Our adjusted net income and adjusted net income per diluted share for the three month periods ended March 31, 2016 and 2015, are calculated as follows (amounts in thousands, except per share amounts):

	Three months ended March 31,
	2016	2015
Reported net income attributable to Waste Connections	$44,842	$51,824
Adjustments:
Amortization of intangibles (a)	7,694	6,999
Acquisition-related costs (b)	8,815	512
Other operating items (c)	236	662
Tax effect (d)	(6,371)	(3,134)
Adjusted net income attributable to Waste Connections	$55,216	$56,863

Diluted earnings per common share attributable to Waste Connections’ common stockholders:
Reported net income	$0.36	$0.42
Adjusted net income	$0.45	$0.46

____________________

(a)	Reflects the elimination of the non-cash amortization of acquisition-related intangible assets.
(b)	Reflects the elimination of acquisition-related transaction costs.
(c)	Reflects the addback of other operating items.
(d)	The aggregate tax effect of the adjustments in footnotes (a) through (c) is calculated based on the applied tax rates for the respective periods.

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

At March 31, 2016, our derivative instruments included six interest rate swap agreements that effectively fix the interest rate on the applicable notional amounts of our variable rate debt as follows (dollars in thousands):

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged floating rate debt.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  We are exposed to cash flow risk due to changes in interest rates with respect to the unhedged floating rate balances owed at March 31, 2016 and December 31, 2015, of $690.4 million and $771.4 million, respectively, including floating rate debt under our credit agreement and floating rate municipal bond obligations.  A one percentage point increase in interest rates on our variable-rate debt as of March 31, 2016 and December 31, 2015, would decrease our annual pre-tax income by approximately $6.9 million and $7.7 million, respectively.  All of our remaining debt instruments are at fixed rates, or effectively fixed under the interest rate swap agreements described above; therefore, changes in market interest rates under these instruments would not significantly impact our cash flows or results of operations, subject to counterparty default risk.

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

At March 31, 2016, our derivative instruments included two fuel hedge agreements as follows:

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

We have performed sensitivity analyses to determine how market rate changes will affect the fair value of our unhedged diesel fuel purchases.  Such an analysis is inherently limited in that it reflects a singular, hypothetical set of assumptions.  Actual market movements may vary significantly from our assumptions.  Fair value sensitivity is not necessarily indicative of the ultimate cash flow or earnings effect we would recognize from the assumed market rate movements.  For the year ending December 31, 2016, we expect to purchase approximately 34.2 million gallons of fuel, of which 15.0 million gallons will be purchased at market prices, 13.2 million gallons will be purchased under our fixed price fuel purchase contracts and 6.0 million gallons are hedged at a fixed price under our fuel hedge agreements. During the nine month period of April 1, 2016 to December 31, 2016, we expect to purchase approximately 11.3 million gallons of fuel at market prices; therefore, a $0.10 per gallon increase in the price of fuel over the remaining nine months in 2016 would decrease our pre-tax income during this period by approximately $1.1 million.

We market a variety of recyclable materials, including cardboard, office paper, plastic containers, glass bottles and ferrous and aluminum metals.  We own and operate 37 recycling operations and sell other collected recyclable materials to third parties for processing before resale.  To reduce our exposure to commodity price risk with respect to recycled materials, we have adopted a pricing strategy of charging collection and processing fees for recycling volume collected from third parties.  In the event of a decline in recycled commodity prices, a 10% decrease in average recycled commodity prices from the average prices that were in effect during the three months ended March 31, 2016 and 2015, would have had a $1.0 million and $1.1 million impact on revenues for the three months ended March 31, 2016 and 2015, respectively.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures were effective at the reasonable assurance level such that information required to be disclosed in our Exchange Act reports:  (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the quarter ended March 31, 2016, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found in Note 15 of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.  Risk Factors

For additional discussion of potential risks and uncertainties that could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows and that could cause our operating results to vary significantly from period to period, see Item 1A in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and the section entitled “Risk Factors” in our definitive proxy statement relating to the proposed Merger with Progressive filed by us with the SEC on April 25, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows.

Item 6.  Exhibits

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASTE CONNECTIONS, INC.

Date: April 28, 2016	BY:	/s/ Ronald J. Mittelstaedt
Ronald J. Mittelstaedt,
Chief Executive Officer

Date: April 28, 2016	BY:	/s/ Worthing F. Jackman
Worthing F. Jackman,
Executive Vice President and Chief Financial Officer

47

EXHIBIT INDEX

Exhibit Number	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of January 18, 2016, by and among Progressive Waste Solutions Ltd., Water Merger Sub LLC, and the Registrant (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on January 20, 2016)

3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of June 14, 2013 (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on July 24, 2013)

3.2	Fourth Amended and Restated Bylaws of the Registrant, effective July 17, 2014 (incorporated by reference to Exhibit 3.2 of the Registrant’s Form 10-Q filed on July 21, 2014)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

48